Form 10-Q
period 2011-06-30
CLEAR SYSTEM RECYCLING, INC.
filed 2011-08-15
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-174155

Clear System Recycling, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4673791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4915 Portalis Way, Anacortes, WA, 98221
(Address of principal executive offices)

(360) 982-2444
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

As of August 1, 2011, there were 2,280,000 shares of the issuer’s common stock, par value $0.001, outstanding.

CLEAR SYSTEM RECYCLING, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus under Form 424B2 filed with the SEC on July 13, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 24, 2011 (INCEPTION) TO JUNE 30, 2011

Page

Balance Sheets – June 30, 2011 (unaudited) and March 31, 2011

4

Statements of Operations for the Three Months Ended June 30, 2011 (unaudited) and

Cumulative From Inception (January 24, 2011) through June 30, 2011 (unaudited)

5

Statement of Stockholder’s Equity (Deficit) from inception on January 24, 2011 through June 30, 2011 (unaudited)

6

Statements of Cash Flows for the Three Months Ended June 30, 2011 (unaudited) and

Cumulative From Inception (January 24, 2011) through June 30, 2011 (unaudited)

7

Notes to Interim Financial Statements

8

_______________________________________

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$10,290	$12,944
Prepaid legal fees	-	2,233
Total Current Assets	10,290	15,177

TOTAL ASSETS	$10,290	$15,177

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,185	$-

TOTAL LIABILITIES	1,185	-

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 2,280,000 and 2,180,000 shares issued and outstanding, respectively	2,280	2,180
Additional paid-in capital	21,720	16,820
Deficit accumulated during the development stage	(14,895)	(3,823)
Total Stockholders’ Equity	9,105	15,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,290	$15,177

The accompanying notes are an integral part of these financial statements

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended June 30, 2011	Cumulative From Inception (January 24, 2011) to June 30, 2011

REVENUES:	$-	$-

OPERATING EXPENSES:
General and administrative	3,400	4,130
Professional fees	7,672	10,765
Total Operating Expenses	11,072	14,895

OTHER INCOME AND EXPENSE	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(11,072)	$(14,895)

Basic and Diluted Loss per Common Share	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,258,889

The accompanying notes are an integral part of these financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statement of Changes in Stockholders’ Equity From Inception on January 24, 2011 through June 30, 2011

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance- January 24, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	2,000,000	2,000	8,000	-	10,000

Common shares issued for cash at $0.05 per share	180,000	180	8,820	-	9,000

Net loss	-	-	-	(3,823)	(3,823)

Balance - March 31, 2011	2,180,000	2,180	16,820	(3,823)	15,177

Common shares issued for cash at $0.05 per share (Unaudited)	100,000	100	4,900	-	5,000

Net loss (Unaudited)	-	-	-	(11,072)	(11,072)

Balance - June 30, 2011 (Unaudited)	2,280,000	$2,280	$21,720	$(14,895)	$9,105

The accompanying notes are an integral part of these financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended June 30, 2011	Cumulative From Inception (January 24, 2011) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,072)	$(14,895)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Prepaid legal fees	2,233	-
Accounts payable and accrued liabilities	1,185	1,185
Net cash used in operating activities	(7,654)	(13,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	5,000	24,000
Net cash provided by financing activities	5,000	24,000

Net increase (decrease) in cash and cash equivalents	(2,654)	10,290

Cash and cash equivalents - beginning of period	12,944	-

Cash and cash equivalents - end of period	$10,290	$10,290

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financials.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $10,290 and $12,944 in cash and cash equivalents at June 30, 2011 and March 31, 2011, respectively.

Start-Up Costs

In accordance with FASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2011

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted earnings per share, for the three months ended June 30, 2011:

Net loss applicable to Common Shares	$(11,072)

Weighted average common shares
outstanding (Basic)	2,258,889
Weighted average common shares
outstanding (Diluted)	2,258,889

Net loss per share (Basic and Diluted)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with FASC Topic No. 605, “Revenue Recognition.”  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Service has been provided;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2011

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2010-19 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-02 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 15,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (January 24, 2011) to June 30, 2011, the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 2,280,000 common shares at $0.05 per share for $14,000 in cash, for total cash proceeds of $24,000, being $2,280 for par value shares and $21,720 for capital in excess of par value.  There were 2,280,000 and 2,180,000 common shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively.  Of these shares, 2,000,000 were issued to two directors and officers of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2011, the Company has a loss from operations of $11,072, an accumulated deficit of $14,895 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2012.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2011

(Unaudited)

NOTE 4 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (continued)

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 -

SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus on Form 424B2, as filed on July 13, 2011.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Clear System,” “we,” “us,” or “our” are to Clear System Recycling, Inc.

Results of Operations

We have not commenced operations and have generated no revenues to date.

We incurred operating expenses of $11,072 for the three months ended June 30, 2011. These expenses consisted of general operating expenses for preparation of our website and professional fees for preparation and filing of our S-1 Registration Statement.

Our net loss from inception (January 24, 2011) through June 30, 2011 was $14,895.

Cash provided by financing activities for the period from inception (January 24, 2011) through June 30, 2011, was $24,000.  We received our initial funding of $10,000 through the sale of common stock to our officers and directors.  Brian Pollard purchased 1,000,000 shares of our common stock at $0.005 per share on January 27, 2011, for $5,000.  Cheryl Nesler purchased 1,000,000 shares of our common stock at $0.005 per share on January 27, 2011, for $5,000.  During March and April 2011, we sold 280,000 common shares at a per share price of $0.05 to eleven non-affiliated private investors, for $14,000.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended March 31, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not achieved operating revenues since our inception.  We have depended on sales of equity securities to conduct operations.

Our cash balance at June 30, 2011, was $10,290.  In order to achieve our business plan goals, we raised $43,000 from the sale of 1,075,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-174155 which became effective on July 12, 2011.

The funds on hand prior to the Offering and the funds raised pursuant o the Offering will provide us with sufficient capital for the next 12-months.

Plan of Operation

CSR is a development stage company that has no active operations, no revenue, no financial backing and limited assets.  Our plan is to develop a hospital-based business offering waste divergence programs and strategies to help hospitals better recycle.  The Company will play an educational role bringing hospital administrators, staff, and recycling professionals together to formulate workable conservation solutions.  Professional fees and retainers will be charged for our services, and incentives attached to performance.  A specific referral program is planned, whereby whenever a partner hospital successfully refers our services to another, financial as well as value-added incentives will be returned to the partner hospital.

We will start operations by contracting out the development of the website.  During the first year of operations, the 12 month period from the date of this report, CSR will concentrate on finding the required investment capital, apply to get its common stock listed for trading, develop its website, prospect for clients, and market our services

We will begin construction of our RIW (recycling interactive website) on-line platform that will be the central base for our educational and interactive programs.   The website’s content and function will be geared toward making the process of recycling easy, engaging, informative, and interactive. Partner hospitals will have their own unique secure log-in that will give them access to timely information on the status of their own recycling initiatives. Progress will be constantly checked and analyzed for improvement. Our RIW platform will also be well optimized for Google organic search results and will have a call to action on the home page that should serve to attract inquiries and possible sales leads.

We anticipate that development of our RIW website will take approximately three months and then, in the next three months, we will begin our hospital outreach marketing to source prospective hospitals through one-on-one interaction.  We will also explore taking out ads in key trade magazines or other industry related websites.  We will focus our marketing on the West Coast, targeting clients in Washington, Oregon, California, Nevada, and Ontario, Canada.  We will not purchase a computer server or begin development of the website until after the close of our Offering.

If we do not retain sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like  a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders.

If we are unable to meet our needs for cash, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Brian Pollard, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended June 30, 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.

Description

31.1 / 31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2

Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SYSTEM RECYCLING, INC.

Dated:  August 12, 2011

By:

/s/ Brian Pollard

Brian Pollard
President, Principal Executive and Financial Officer