Form 10-Q
period 2011-09-30
CLEAR SYSTEM RECYCLING, INC.
filed 2011-11-14
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 4, 2011, there were 2,940,000 shares of the issuer’s common stock, par value $0.001, outstanding.

CLEAR SYSTEM RECYCLING, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

INDEX TO INTERIM FINANCIAL STATEMENTS

CLEAR SYSTEM RECYCLING, INC.

Table of Contents

Page

Balance Sheets – September 30, 2011 (unaudited) and March 31, 2011	3

Statements of Operations for the Three and Six Months Ended September 30, 2011 (unaudited)
and Cumulative From Inception (January 24, 2011) through September 30, 2011 (unaudited)	4

Statements of Stockholder’s Equity (Deficit) from inception on January 24, 2011 through September 30, 2011 (unaudited)	5

Statements of Cash Flows for the Six Months Ended September 30, 2011 (unaudited) and Cumulative From Inception (January 24, 2011) through September 30, 2011 (unaudited)	6

Notes to Interim Financial Statements	7

_______________________________________

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Balance Sheets

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$25,606	$12,944
Prepaid fees	2,250	2,233
Total Current Assets	27,856	15,177

TOTAL ASSETS	$27,856	$15,177

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable & accrued liabilities	$1,454	$-

TOTAL LIABILITIES	1,454	-

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 2,940,000 and 2,180,000 shares issued and outstanding, respectively	2,940	2,180
Additional paid-in capital	54,060	16,820
Deficit accumulated during the development stage	(30,598)	(3,823)
Total Stockholders’ Equity	26,402	15,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,856	$15,177

The accompanying notes  are an integral part of these financial statements

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statement of Operations (Unaudited)

	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011	Cumulative From Inception (January 24, 2011) to September 30, 2011

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	314	3,714	4,444
Professional fees	15,388	23,061	26,154
Total Operating Expenses	15,702	26,775	30,598

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(15,702)	$(26,775)	$(30,598)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,535,870	2,398,251

The accompanying notes are an integral part of these financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statement of Changes in Stockholders’ Equity From Inception on January 24, 2011 through September 30, 2011

Common Shares

			Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance- January 24, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	2,000,000	2,000	8,000	-	10,000

Common shares issued for cash at $0.05 per share	180,000	180	8,820	-	9,000

Loss for the period	-	-	-	(3,823)	(3,823)

Balance - March 31, 2011	2,180,000	2,180	16,820	(3,823)	15,177

Common shares issued for cash at $0.05 per share	760,000	760	37,240	-	38,000

Loss for the period (Unaudited)	-	-	-	(26,775)	(26,775)

Balance-September 30, 2011 (Unaudited)	2,940,000	$2,940	$54,060	$(30,598)	$26,402

The accompanying notes are an integral part of these financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)

	Six Months Ended September 30, 2011	Cumulative From Inception (January 24, 2011) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,775)	$(30,598)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Prepaid expenses	(17)	(2,250)
Accounts payable and accrued expenses	1,454	1,454
Net cash used in operating activities	(25,338)	(31,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	38,000	57,000
Net cash provided by financing activities	38,000	57,000

Net increase in cash and cash equivalents	12,662	25,606

Cash and cash equivalents - beginning of period	12,944	-

Cash and cash equivalents - end of period	$25,606	$25,606

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financials.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 audited financial statements.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $25,606 and $12,944 in cash and cash equivalents at September 30, 2011 and March 31, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the three months and six months ended September 30, 2011:

	Three Months	Six Months
Net loss applicable to Common Shares	$(15,702)	(26,775)

Weighted average common shares
outstanding (Basic)	2,535,870	2,398,251
Weighted average common shares
outstanding (Diluted)	2,535,870	2,398,251

Net loss per share (Basic and Diluted)	$(0.01)	(0.01)

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

iii)       The fee is fixed or determinable; and

iv)       Revenue is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements.  The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 15,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (January 24, 2011) to September 30, 2011, the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 940,000 common shares at $0.05 per share for $47,000 in cash, for total cash proceeds of $57 ,000, being $2,940 for par value shares and $54,060 for capital in excess of par value.  There were 2,940,000 and 2,180,000 common shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively.  Of these shares, 2,000,000 were issued to two directors and officers of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2011, the Company has a loss from operations of $26,775 an accumulated deficit of $30,598 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2012.

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

NOTE 5 -  SUBSEQUENT EVENTS

On October 3, 2011, the Company closed its Prospectus Offering and will not sell any additional shares.  The Company sold 660,000 shares under the Prospectus, raising a total of $33,000.

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

We incurred operating expenses of $26,775 for the six months ended September 30, 2011. These expenses consisted of general operating expenses for preparation of our website and professional fees for preparation and filing of our S-1 Registration Statement.

Our net loss from inception (January 24, 2011) through September 30, 2011 was $30,598.

Cash provided by financing activities for the period from inception (January 24, 2011) through September 30, 2011, was $57,000.  We received our initial funding of $10,000 through the sale of common stock to our officers and directors.  Brian Pollard purchased 1,000,000 shares of our common stock at $0.005 per share on January 27, 2011, for $5,000.  Cheryl Nesler purchased 1,000,000 shares of our common stock at $0.005 per share on January 27, 2011, for $5,000.  During March and April 2011, we sold 280,000 common shares at a per share price of $0.05 to eleven non-affiliated private investors, for $14,000.   During August 20111 and September 2011, under our offering, which we closed on October 3, 2011, we sold 660,000 shares for total proceeds $33,000, to 20 non-affiliated investors.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended March 31, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not achieved operating revenues since our inception.  We have depended on sales of equity securities to conduct operations.

Our cash balance at September 30, 2011, was $25,606.  In order to achieve our business plan goals, we raised $33,000 from the sale of 1,075,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-174155 which became effective on July 12, 2011.

The funds on hand prior to the Offering and the funds raised pursuant o the Offering will provide us with sufficient capital for the next 12-months.

Plan of Operation

CSR is a development stage company that has limited operations, no revenue and limited assets.  Our plan is to develop a hospital-based business offering waste divergence programs and strategies to help hospitals better recycle.  The Company will play an educational role bringing hospital administrators, staff, and recycling professionals together to formulate workable conservation solutions.  Professional fees and retainers will be charged for our services, and incentives attached to performance.  A specific referral program is planned, whereby whenever a partner hospital successfully refers our services to another, financial as well as value-added incentives will be returned to the partner hospital.

We started operations by contracting out the development of the website www.clearsystemrecycling.com.  During the next 12 months from the date of this report, CSR will apply to get its common stock listed for trading, develop its website, prospect for clients, and market our services.

We have begun construction of our RIW (recycling interactive website) on-line platform that will be the central base for our educational and interactive programs.   The website’s content and function will be geared toward making the process of recycling easy, engaging, informative and interactive. Partner hospitals will have their own unique secure log-in that will give them access to timely information on the status of their own recycling initiatives. Progress will be constantly checked and analyzed for improvement. Our RIW platform will also be well optimized for Google organic search results and will have a call to action on the home page that should serve to attract inquiries and possible sales leads.

We anticipate that development of our RIW website will take approximately two more months .In the three month period following development of our website, we will begin our hospital outreach marketing to source prospective hospitals through one-on-one interaction.  We will also explore taking out ads in key trade magazines or other industry related websites.  We will focus our marketing on the West Coast, targeting clients in Washington, Oregon, California, Nevada, and Ontario, Canada.

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

ITEM 4.         CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended September 30, 2011.

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

The following exhibits are included as part of this report:

Exhibit No.                    Description

31.1 / 31.2               Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2               Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*                 XBRL Instance

101.SCH*                XBRL Taxonomy Extension Schema

101.DEF*                XBRL Taxonomy Extension Definitions

101.LAB*                XBRL Taxonomy Extension Labels

102.PRE*                XBRL Taxonomy Extension Presentation

*     XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SYSTEM RECYCLING, INC.

Dated:  November 11, 2011                                     By: /s/ Brian Pollard

Brian Pollard
President, Principal Executive and Financial Officer