Form 10-K
period 2011-12-31
CLEAR SYSTEM RECYCLING, INC.
filed 2012-03-19
CIK 1514888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2011 to December 31, 2011

Commission file number: 333-174155

CLEAR SYSTEM RECYCLING, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4673791
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4915 Portalis Way, Anacortes, WA	98221
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (360) 982-2444

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

2,940,000 as of March 5, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Clear System,” “we,” “us” or “our” are to Clear System Recycling, Inc.

Item 1.  Business

Business Development

Clear System Recycling, Inc. was incorporated in the State of Nevada on January 24, 2011, and our fiscal year end is December 31.  The Company's administrative offices are located at 4915 Portalis Way, Anacortes, WA, 98221.  The telephone number is 360-982-2444.

Principal Products, Services and Their Markets

Clear System Recycling, Inc. intends to be a specialized recycling systems company that exclusively targets and helps hospitals implement waste reduction programs.  Even with local, regional, and international pressures to reduce waste at individual and corporate levels, it is readily apparent that relatively few recycling initiatives have been introduced by the hospital community.  The vast majority single-use (non-biohazard) waste generated from hospital operating rooms, general care facilities, and cafeterias goes completely un-recycled; with US hospitals producing almost four billion pounds of trash per year, making them the second largest waste producers next to the food industry.  Hospitals tend to lack what one may call a ‘recycling culture,’ because they are simply not focused on waste reduction, and generally do not realize that much of what they throw away can be diverted and/or reused.  Clear System Recycling (CSR) intends to become an organization that better educates and connects hospital administrators, department heads, and staff with programs that can dramatically improve their levels of waste divergence.  To date, the Company has taken certain steps to develop its website in pursuit of this business plan; however we currently lack sufficient funding to execute our planned business.

CSR plans to generate revenues as hospital-paid retainers, and with incentive bonus arrangements.    Retainers will be attached to performance (measured waste reduction), and CSR will use the extensive hospital connections of both its CEO and Secretary to immediately reach hospital administrators and generate contracts (revenues).

Beyond the implementation of programs that improve hospital waste divergence, CSR plans to undertake educational initiatives that will promote energy audits and conservation.  A client hospital’s current energy footprint will be established and evaluated.  Recommendations on purchasing ‘green’ equipment, as well as timetables to turn off existing medical machines (while not in use) will be advanced as part of our energy audit strategy.  We plan to educate and motivate hospital staff to become more aware of their recycling and energy use habits, and discover ways in which they can implement change (reduce, reuse, recycle).  Specific goals will be established for each client hospital, and regular reviews will be conducted in cooperation with CSR staff.  The ultimate goal of our program is to make our professional fees self-sustaining, in that the money hospitals will save in conservation will more than compensate for the cost of retaining our services.  CSR’s goal is for our program to become financially self-sustaining, and possibly even profitable for each of our hospital partners.

A main method on which CSR plans to provide its services, in addition to on-site workshops and educational seminars, will be through our recycling interactive website (RIW).  We plan to develop a web platform that will provide individual hospitals with secure access to our educational modules, energy audit forms and on-line recycling support services.  At the onset of each relationship, current hospital recycling statistics will be determined and the data recorded into our RIW system; this data will be tracked and regularly updated as our programs are implemented.  Results will be interactive and regularly shared with hospital administrators.  We will also develop fun and interactive contests that will be used between hospitals, whereby each can compete against the other and measure their own level recycling success.

Competitive Business Conditions and Strategy; Clear System’s Position in the Industry

We intend to establish ourselves as a competitive company in the waste diversion industry.  CSR’s business plan and connections are highly specialized; however, other recycling companies could be viewed as competition offering similar services and functions.

Our strategic approach is to leverage the existing connections of our CEO, Dr. Brian Pollard, and our Secretary, Dr. Cheryl Nesler to introduce our services to key hospital administrators.  The first phase of our sales plan will be to enroll two charter hospitals into our program and achieve a reasonable level of implementation.  The second phase of our sales plan will be to grow on our initial success, and expand our waste diversion program to other target hospitals.

Talent Sources and Names of Principal Suppliers

CSR will attract recycling and environmental personnel through its medical connections, as well as through attending waste diversion conferences and advertising in leading industry (environmental and medical) publications.  CSR will also utilize leading recruitment agencies that specialize in environmental jobs.

Governmental Controls, Approval and Licensing Requirements

The International Standards Organization (ISO) is the premier, internationally recognized benchmark for environmental recycling performance.  Specifically, CSR functions would fall under the ISO 14001:2004 Standard which lays out guidelines and procedures for organizations large and small, including hospitals, to identify and control the environmental impact of their activities, products, or services, and to improve their environmental performance.  Internationally, each country adapts ISO standards, and may modify them where appropriate for unique domestic needs.  All activities of CSR would be carried out within the performance standards established by the ISO, and as specifically adapted within Canada and the United States.  Environmental stewardship is a core principle of CSR that is naturally aligned with the ISO goals and standards.

There are also regulatory considerations regarding the creation and marketing of our CSR website.  The Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic marketing may prompt calls for more stringent consumer protection laws.  Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties.  However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the Internet market place.  Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our services will result in the distribution of advertisements over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are qualified to do business only in Nevada.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.  The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Number of Employees

CSR has no employees.  The officers and directors are donating their time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues.  We have no other employees, and do not foresee hiring any additional employees in the near future.

Reports to Security Holders

We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Clear System and filed with the SEC at http://www.sec.gov.

Change of Control

Not Applicable

Item 1A.  Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2.  Properties

Clear System’s principal place of business and corporate offices are located at 4915 Portalis Way, Anacortes, WA, 98221, the telephone number is (360) 982-2444.  The office is the principle residence of an associate of Secretary, Cheryl Nesler, and the Company does not pay rent.  We do not have any formal rental agreement and therefore this arrangement can be broken by either party at any time, without any prescribed amount of notice.  We have access to an office space of approximately 150 sq ft. that includes computer equipment, fax machine and internet access.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

CSR does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.  Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings, which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CLSR.OB”.  However, our common stock has not been traded since our inception.  Accordingly, there is no present market for our securities.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 5, 2012, we had 24 shareholders of record of our common stock and 2,940,000 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the transition period ended December 31, 2011, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the transition period ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our last quarter of our transition period ended December 31, 2011.

Use of Proceeds

The Company filed a Prospectus as part of our S-1 Registration Statement, as amended, SEC file number 333-174155.  Our Prospectus was declared effective July 12, 2011, and we closed the offering October 3, 2011, having sold 660,000 shares of the 2,000,000 shares of common stock, par value $0.001, offered thereunder.  The Company raised a total $33,000.

Expenses associated with the offering were from cash on hand at the time of the offering.  There were no underwriting discounts, commissions or finders’ fees paid in association with this offering.

The following table shows the use of the total proceeds received under this offering (as of December 31, 2011):

Item	Amount
Professional fees	$12,900
Website expenses	3,500
Cash on hand from offering proceeds yet to be allocated	16,600

Total Proceeds	$33,000

Item 6.  Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues since inception (January 24, 2011) and have incurred $36,058 in expenses through December 31, 2011.

The following table provides selected financial data about our company for the periods ended December 31, 2011, and March 31, 2011, respectively.

                 Balance Sheet Data:                        12/31/11           03/31/11

                 Cash                                               $  19,642         $  12,944

                 Total assets                                     $  21,142         $  15,177

                 Total liabilities                                 $       200         $          -

                 Stockholders' equity                         $  20,942         $  15,177

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the transition period ended December 31, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  As of December 31, 2011, the Company had $19,642 in cash on hand.  We expect this amount to be sufficient to operate for the next 12 months.

We received our initial funding of $10,000 through the sale of common stock to our officers and directors.  A Company officer who is also a director purchased 1,000,000 shares of our common stock at $0.005 per share on January 27, 2011, for $5,000.  A Company officer who is also a director purchased 1,000,000 shares of common stock at $0.005 on January 27, 2011, for $5,000.  During March and April 2011, we sold 280,000 common shares at a per share price of $0.05 to eleven non-affiliated private investors, for $14,000.  From August 2011 to October 2011, we raised $33,000 from our Prospectus on Form 424B(2), from the sale of 660,000 shares to 20 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (January 24, 2011) through the period ended December 31, 2011, reported no revenues and a net loss of $36,058.

Plan of Operation

We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations.

We were incorporated in the State of Nevada on January 24, 2011.  We were formed to develop a hospital-based business offering waste divergence programs and strategies to help hospitals better recycle.  The Company planned to play an educational role bringing hospital administrators, staff, and recycling professionals together to formulate workable conservation solutions.  Professional fees and retainers were to be charged for our services, and incentives attached to performance.  A specific referral program was planned, whereby whenever a partner hospital successfully refers our services to another, financial as well as value-added incentives will be returned to the partner hospital.

We started operations by contracting out the development of our website www.clearsystemrecycling.com.  We began construction of our RIW (recycling interactive website) on-line platform that will be the central base for our educational and interactive programs.   The website’s content and function will be geared toward making the process of recycling easy, engaging, informative and interactive. Partner hospitals will have their own unique secure log-in that will give them access to timely information on the status of their own recycling initiatives. Progress will be constantly checked and analyzed for improvement. Our RIW platform will also be well optimized for Google organic search results and will have a call to action on the home page that should serve to attract inquiries and possible sales leads.

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

We have sought financing, both debt and equity sources for our business concepts, but to date have not been successful in securing sufficient funds to fully implement our programs.  We are continuing to seek financing, but due to the lack of current adequate financing, we may consider other business opportunities to supplement or enhance our current business plan.

We have minimal operating costs and expenses at the present time due to our limited business activities and as such expect our cash on hand to be sufficient to operate for the next 12 months.

Further, we may raise capital.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail and our lack of revenue.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 8.  Financial Statements and Supplementary Data

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

From Inception on January 24, 2011 through December 31, 2011

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                        Page

Audit Report of Independent Accountants	13

Balance Sheets – December 31, 2011 and March 31, 2011	14

Statements of Operations for the Nine Months Ended December 31, 2011, From Inception on January 24, 2011 through March 31, 2011, and Cumulative From Inception on January 24, 2011
through December 31, 2011	15

Statement of Changes in Stockholder’s Equity From Inception on January 24, 2011 through
December 31, 2011	16

Statements of Cash Flows for the Nine Months Ended December 31, 2011, From Inception on January 24, 2011 through March 31, 2011, and Cumulative From Inception on January 24, 2011
through December 31, 2011	17

Notes to the Audited Financial Statements	18

_______________________________________

SADLER, GIBB  & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Clear System Recycling, Inc.

We have audited the accompanying consolidated balance sheets of Clear System Recycling, Inc., as of December 31, 2011 and March 31, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows from inception on January 24, 2011 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Clear System Recycling, Inc., as of December 31, 2011 and March 31, 2011, and the results of their operations and their cash flows from inception on January 24, 2011 (date of inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company had losses from operations of $36,058 and accumulated deficit of $36,058, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT

February 14, 2012

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Balance Sheets

	December 31, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$19,642	$12,944
Prepaid fees	1,500	2,233
Total Current Assets	21,142	15,177

TOTAL ASSETS	$21,142	$15,177

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable & accrued liabilities	$200	$-
Total Current Liabilities	200	-

TOTAL LIABILITIES	200	-

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 2,940,000 and 2,180,000 shares issued and outstanding, respectively	2,940	2,180
Additional paid-in capital	54,060	16,820
Deficit accumulated during the development stage	(36,058)	(3,823)
Total Stockholders’ Equity	20,942	15,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,142	$15,177

The accompanying notes are an integral part of these audited financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statements of Operations
	Nine Months Ended December 31, 2011	From Inception on January 24, 2011 to March 31, 2011	Cumulative From Inception on January 24, 2011 to December 31, 2011

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	4,160	730	4,890
Professional fees	28,075	3,093	31,168
Total Operating Expenses	32,235	3,823	36,058

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS	$(32,235)	$(3,823)	$(36,058)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,579,491	2,071,875

The accompanying notes are an integral part of these audited financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statement of Changes in Stockholders’ Equity From Inception on January 24, 2011 through December 31, 2011

Common Shares

			Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance - January 24, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	2,000,000	2,000	8,000	-	10,000

Common shares issued for cash at $0.05 per share	180,000	180	8,820	-	9,000

Loss for the period	-	-	-	(3,823)	(3,823)

Balance - March 31, 2011	2,180,000	2,180	16,820	(3,823)	15,177

Common shares issued for cash at $0.05 per share	760,000	760	37,240	-	38,000

Loss for the period	-	-	-	(32,235)	(32,235)

Balance - December 31, 2011	2,940,000	$2,940	$54,060	$(36,058)	$20,942

The accompanying notes are an integral part of these audited financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statements of Cash Flows

	Nine Months Ended December 31, 2011	Cumulative From Inception on January 24, 2011 to March 31, 2011	Cumulative From Inception on January 24, 2011 to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,235)	$(3,823)	$(36,058)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	733	(2,233)	(1,500)
Accounts payable and accrued expenses	200	-	200
Net cash used in operating activities	(31,302)	(6,056)	(37,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	38,000	19,000	57,000
Net cash provided by financing activities	38,000	19,000	57,000

Net increase in cash and cash equivalents	6,698	12,944	19,642

Cash and cash equivalents - beginning of period	12,944	-	-

Cash and cash equivalents - end of period	$19,642	$12,944	$19,642

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

                      Notes to Audited Financial Statements

December 31, 2011 and March 31, 2011

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Clear System Recycling, Inc. (the “Company”) was incorporated on January 24, 2011 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The Company previously had a fiscal year end of March 31, but during the period changed its fiscal year end to December 31.

The Company is a developmental stage company and plans to operate as a hospital-based business offering waste divergence programs and strategies to help hospitals better recycle.   The Company will play an educational role bringing hospital administrators, staff, and recycling professionals together to formulate workable conservation solutions. Professional fees and retainers will be charged for our services, and incentives attached to performance.  To December 31, 2011, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of business plans.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $19,642 and $12,944 in cash and cash equivalents at December 31, 2011 and March 31, 2011, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value because of their immediate or short term maturity.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2011 and March 31, 2011

Net Income or (Loss) Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Nine Months Ended December 31, 2011	January 24, 2011 (Inception) to March 31, 2011
Net loss	$(32,235)	(3,823)

Weighted average common shares
outstanding (Basic)	2,579,491	2,071,875
Weighted average common shares
outstanding (Diluted)	2,579,491	2,071,875

Net loss per share (Basic and Diluted)	$(0.01)	(0.00)

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

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue will consist of consulting and professional fees and will be recognized only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and

iv)       Revenue is reasonably assured.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2011 and March 31, 2011

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 15,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (January 24, 2011) to December 31, 2011, the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 940,000 common shares at $0.05 per share for $47,000 in cash, for total cash proceeds of $57,000, being $2,940 for par value shares and $54,060 for capital in excess of par value.  There were 2,940,000 and 2,180,000 common shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively.  Of these shares, 2,000,000 were issued to two directors and officers of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -  INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2011	March 31, 2011
Income tax expense at statutory rate	$ (12,260)	$ (1,491)
Valuation allowance	12,260)	1,491)
Income tax expense per books	$ -)	$ -)

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2011 and March 31, 2011

Net deferred tax assets consist of the following components as of:

	December 31, 2011	March 31, 2011
NOL Carryover	$ 12,260	$ 1,491
Valuation allowance	(12,260)	(1,491)
Net deferred tax asset	$ -)	$ -)

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $12,260 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2011, the Company has a loss from operations of $32,235 an accumulated deficit of $36,058 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

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

NOTE 6 -  SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Transition Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2011 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Brian Pollard	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	42	January 27, 2011
Cheryl Nesler	Secretary, Director	60	January 27, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Brian A. Pollard, BSc, MD, MEd, FRCPC

Dr. Brian Pollard is an anesthesiologist, educator, author, and an associate professor.  In each of these roles, and as CEO of CSR, his focus is on how the individual may transform their experience to promote learning and grow positive future initiatives.  Since 2001 to present, Brian has been self-employed with medical privileges at St. Michael’s Hospital (SMH) in Toronto, Ontario and an associate professor at the University of Toronto.

Brian is responsible for monitoring the Company’s finances, budgets, payroll, and overall corporate direction and growth.  With almost two decades of experience in the health care sector, his first-hand experience of the challenges and opportunities to reduce, reuse, and recycle resources in the hospital setting serves as the foundation of the CSR vision.

Dr. Cheryl Nesler

Dr. Nesler graduated from MacMurray College in 1973 after obtaining a B.A. in Biology and Psychology.  In 1977, she graduated from Washington University School of Medicine in St. Louis, MO. She then served her internship and residency at the Hospital of the University of Pennsylvania (HUP) in Philadelphia in Obstetrics and Gynecology, completing it in 1981. She continued in the same program in Obstetrics and Gynecology at HUP for an additional two years, completing her fellowship in Maternal Fetal Medicine in June, 1983.

Dr. Nesler then moved to Portland, OR where she began her private practice of Maternal Fetal Medicine, became Chief of Obstetrics and Gynecology at Emanuel Hospital and was an Assistant Professor of Obstetrics and Gynecology at the Oregon Health Sciences University.  She practiced Maternal Fetal Medicine for the next sixteen years. As part of her practice, she was consulted by physicians throughout Oregon and Southwest Washington and made many contacts. She retired in 1999 and moved to Hawaii in 2000.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics is attached hereto as exhibit 14.  The Company will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to the Company at, 4915 Portalis Way, Anacortes, WA  98221.

Board and Committee Meetings

Our board of directors currently consists of two members, Brian Pollard and Cheryl Nesler.  The Board held no formal meetings during the transition period ended December 31, 2011.  As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2011, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee.  The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the periods ended December 31, 2011 and March 31, 2011;

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the periods ended December 31, 2011 and March 31, 2011, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian BrPollard(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	Dec 31, 2011 Mar 31, 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Cheryl Nesler(2) Secretary and Director	Dec 31, 2011 Mar 31, 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Dr. Pollard was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a director of the Company on January 24, 2011.

(2)	Dr. Nesler was appointed Secretary and a director of the Company on January 24, 2011.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the transition period ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the transition period ended December 31, 2011.

Option Exercises and Stock Vested

During our transition period ended December 31, 2011 there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 5, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brian Pollard 4915 Portalis Way Anacortes, WA 98221	1,000,000 common shares Direct ownership	34%
Brian Pollard 4915 Portalis Way Anacortes, WA 98221	1,000,000 common shares Direct ownership	34%
Directors and Executive Officers as a Group(1)	2,000,000 common shares	68%

           (1)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 5, 2012.  As of March 5, 2012 there were 2,940,000 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Mr. Pollard and Ms. Nesler, our only directors, are not independent directors as they also serve as our executive officers.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed transition period ended December 31, 2011, and for the period from inception (January 24, 2011) to March 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Transition (Nine Month) Period December 31, 2011	From Inception (January 24, 2011) to March 31, 2011
Audit Fees (1)	$5,000	$3,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$5,000	$3,000

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)     All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Item 15.  Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

14.1	*	Code of Ethics

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

101 INS	*	XBRL Instance
101 SCH	*	XBRL Taxonomy Extension Schema
101 CAL	*	XBRL Taxonomy Extension Calculations
101 DEF	*	XBRL Taxonomy Extension Definitions
101 LAB	*	XBRL Taxonomy Extension Labels
101 PRE	*	XBRL Taxonomy Extension Presentation

(1)

Filed with the Securities and Exchange Commission on May 12, 2011 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-174155), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on February 3, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Form 8-K (file no. 333-174155), which exhibit is incorporated herein by reference.

* Filed herewith.

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CLEAR SYSTEM RECYCLING, INC.
(Registrant)

Dated: March 15, 2012	/s/ Brian Pollard
Brian Pollard
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2012	/s/ Brian Pollard
Brian Pollard
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Date: March 15, 2012	/s/ Cheryl Nesler
Cheryl Nesler
Secretary and Director

31