Form 10-Q
period 2012-03-31
CLEAR SYSTEM RECYCLING, INC.
filed 2012-05-09
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

9 Scheel Drive, Markham, Ontario, L6E 0M2
(Address of principal executive offices)

(416) 800 6679
(Registrant’s telephone number, including area code)

4915 Portalis Way, Anacortes, WA 98221
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

As of May 7, 2012, there were 2,940,000 shares of the issuer’s common stock, par value $0.001, outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

INDEX TO CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

From Inception on January 24, 2011 through March 31, 2012

Page

Condensed Balance Sheets – March 31, 2012 and December 31, 2011	3

Condensed Statements of Operations for the Three Months Ended March 31, 2012, From Inception on January 24, 2011 to March 31, 2011, and Cumulative From Inception on January 24, 2011 through March 31, 2012	4

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012, From Inception on January 24, 2011 to March 31, 2011, and Cumulative From Inception on January 24, 2011 through March 31, 2012	5

Notes to the Condensed Interim Financial Statements	6

_______________________________________

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$55	$19,642
Prepaid fees	-	1,500
Total Current Assets	55	21,142

TOTAL ASSETS	$55	$21,142

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$6,959	$200
Total Current Liabilities	6,959	200

TOTAL LIABILITIES	6,959	200

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 2,940,000 shares issued and outstanding, respectively	2,940	2,940
Additional paid-in capital	54,060	54,060
Deficit accumulated during the development stage	(63,904)	(36,058)
Total Stockholders’ Equity (Deficit)	(6,904)	20,942

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55	$21,142

The accompanying condensed notes are an integral part of these unaudited financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31,	From Inception on January 24, 2011 to March 31,	Cumulative From Inception on January 24, 2011 to March 31,
	2012	2011	2012

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	8,497	730	13,387
Professional fees	19,349	3,093	50,517
Total Operating Expenses	27,846	3,823	63,904

OTHER INCOME AND EXPENSE	-	-	-

Net Loss	$(27,846)	$(3,823)	$(63,904)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,940,000	2,071,875

The accompanying condensed notes are an integral part of these unaudited financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	From Inception on January 24, 2011 to March 31,	Cumulative From Inception on January 24, 2011 to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,846)	$(3,823)	$(63,904)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	1,500	(2,233)	-
Accounts payable and accrued expenses	6,759	-	6,959
Net cash used in operating activities	(19,587)	(6,056)	(56,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	19,000	57,000
Net cash provided by financing activities	-	19,000	57,000

Net increase (decrease) in cash and cash equivalents	(19,587)	12,944	55

Cash and cash equivalents - beginning of period	19,642	-	-

Cash and cash equivalents - end of period	$55	$12,944	$55

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these audited financial statements.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Condensed Interim Financial Statements

March 31, 2012

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $55 and $19,642 in cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Three Months Ended March 31,	From Inception on January 24, 2011 to March 31,
	2012	2011
Net loss	$(27,846)	$(3,823)

Weighted average common shares
outstanding (Basic)	2,940,000	2,071,875
Weighted average common shares
outstanding (Diluted)	2,940,000	2,071,875

Net loss per share (Basic and Diluted)	$(0.01)	$(0.00)

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

Share Issuance

Since inception (January 24, 2011) to March 31, 2012, the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 940,000 common shares at $0.05 per share for $47,000 in cash, for total cash proceeds of $57,000, being $2,940 for par value shares and $54,060 for capital in excess of par value.  There were 2,940,000 common shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.  Of these shares, 2,000,000 were issued to a director and officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2012, the Company has a loss from operations of $27,846 an accumulated deficit of $63,904 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

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

We incurred operating expenses of $27,846 for the three months ended March 31, 2012. These expenses consisted of general operating expenses for preparation of our website.

Our net loss from inception (January 24, 2011) through March 31, 2012 was $63,904.

Cash provided by financing activities for the period from inception (January 24, 2011) through March 31, 2012, was $57,000

Since inception (January 24, 2011) to March 31, 2012, the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 940,000 common shares at $0.05 per share for $47,000 in cash, for total cash proceeds of $57,000, being $2,940 for par value shares and $54,060 for capital in excess of par value.  There were 2,940,000 common shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.  Of these shares, 2,000,000 were issued to a director and officer of the Company.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements  for the period ended March 31, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not achieved operating revenues since our inception.  We have depended on sales of equity securities to conduct operations.

Our cash balance at March 31, 2012, was $55.  In order to achieve our business plan goals, we raised $33,000 from the sale of 660,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-174155 which became effective on July 12, 2011.

We do not have sufficient funds to implement our business plan and will seek alternative sources of funds and business opportunities.

Plan of Operation

CSR is a development stage company that has limited operations, no revenue and limited assets.  Our plan was to develop a hospital-based business offering waste divergence programs and strategies to help hospitals better recycle.  The Company intended to play an educational role bringing hospital administrators, staff, and recycling professionals together to formulate workable conservation solutions.  Professional fees and retainers were to be charged for our services, and incentives attached to performance.  A specific referral program is planned, whereby whenever a partner hospital successfully refers our services to another, financial as well as value-added incentives were to be returned to the partner hospital.

We do not have sufficient funds to proceed with the implementation of our business plan, and have been unable to raise additional funds.

We intend to pursue other business opportunities and alternative sources of funding.

As described in our report on Form 8-K filed with the SEC on March 26, 2012 (File No. 333-174155), Item 5.01 “Changes in Control of Registrant”, our current officers and directors, Mr. Brian Pollard and Ms. Cheryl Nesler resigned and Ms. Min Zou was elected to serve as the sole officer and director. At the same time, Min Zou acquired 2,000,000 shares of our common stock (64% of the outstanding) from Brian Pollard and Cheryl Nesler. Min Zou has more than ten years experience in corporate finance, securities and consulting public listing services.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Min Zou, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended March 31, 2012.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.                            Description

31.1 / 31.2                     Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2                     Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*                       XBRL Instance

101.SCH*                     XBRL Taxonomy Extension Schema

101.CAL*                     XBRL Taxonomy Extension Calculations

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

CLEAR SYSTEM RECYCLING, INC.

Dated:  May 8, 2012                                                          By: /s/ Min Zou

Min Zou
President, Principal Executive and Financial Officer