Form 10-Q
period 2012-06-30
CLEAR SYSTEM RECYCLING, INC.
filed 2012-08-14
CIK 1514888

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

73 Raymar Place, Oakville, Ontario L6J 6M1
(Address of principal executive offices)

1-905-302-3843
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

As of August 10, 2012, there were 36,750,000 shares of the issuer’s common stock, par value $0.001, outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

INDEX TO CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

From Inception on January 24, 2011 through June 30, 2012

_______________________________________

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$19,642
Prepaid fees	-	1,500
Total Current Assets	-	21,142

TOTAL ASSETS	$-	$21,142

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$9,163	$200
Due to related party	15,181	-
Total Current Liabilities	24,344	200

TOTAL LIABILITIES	24,344	200

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 36,750,000 shares issued and outstanding, respectively	36,750	36,750
Additional paid-in capital	20,250	20,250
Deficit accumulated during the development stage	(81,344)	(36,058)
Total Stockholders’ Equity (Deficit)	(24,344)	20,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$21,142

The accompanying condensed notes are an integral part of these unaudited financial statements

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,	From Inception on January 24, 2011 to June 30,	Cumulative From Inception on January 24, 2011 to June 30,
	2012	2011	2012	2011	2012

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	395	3,400	8,892	4,130	13,782
Professional fees	17,045	7,672	36,394	10,765	67,562
Total Operating Expenses	17,440	11,072	45,286	14,895	81,344

OTHER INCOME AND EXPENSE	-	-	-	-	-

Net Loss	$(17,440)	$(11,072)	$(45,286)	$(14,895)	$(81,344)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	36,750,000	28,236,112	36,750,000	26,439,873

The accompanying condensed notes are an integral part of these unaudited financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	From Inception on January 24, 2011 to June 30,	Cumulative From Inception on January 24, 2011 to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,286)	$(14,895)	$(81,344)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	1,500	-	-
Accounts payable	8,963	1,185	9,163
Net cash used in operating activities	(34,823)	(13,710)	(72,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	24,000	57,000
Proceeds from related party	15,181	-	15,181
Net cash provided by financing activities	15,181	24,000	72,181

Net increase (decrease) in cash and cash equivalents	(19,642)	10,290	-

Cash and cash equivalents - beginning of period	19,642	-	-

Cash and cash equivalents - end of period	$-	$10,290	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these audited financial statements.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Condensed Interim Financial Statements

June 30, 2012

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil and $19,642 in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Three Months Ended June 30,		Six Months Ended June 30,	From Inception on January 24, 2011 to June 30,
	2012	2011	2012	2011
Net loss	$(17,440)	$(11,072)	$(45,286)	$(14,895)

Weighted average common
shares outstanding (Basic)	36,750,000	28,236,112	36,750,000	26,439,873
Weighted average common
Shares outstanding (Diluted)	36,750,000	28,236,112	36,750,000	26,439,873

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Share Issuance

Effective June 28, 2012, the Company effected a 12.5 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 11.5 additional shares of the Corporation’s $0.001 par value common stock for every one (1) share owned.

Since its inception (January 24, 2011), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 12.5 for 1 forward split:

Date	Description	Shares	Price per share	Amount

Jan. 27, 2011	Shares issued for cash	25,000,000	$0.0004	$10,000
March – October, 2011	Shares issued for cash	11,750,000	0.004	47,000

June 30, 2012	Cumulative Totals	36,750,000		$57,000

There were 36,750,000 common shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.  Of these shares, 25,000,000 were issued to directors and officers of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -   DUE TO RELATED PARTY

During the period ended  June 30, 2012, a related party paid Company expenses in the amount of $15,181.  The payable is unsecured, non-interest bearing and due on demand loan.  As of the end of the period the Company has a balance due to the related party of $15,181.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2012, the Company has a loss from operations of $45,286 an accumulated deficit of $81,344 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

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

We incurred operating expenses of $34,823 for the six months ended June 30, 2012. These expenses consisted of professional fees and general operating expenses.

Our net loss from inception (January 24, 2011) through June 30, 2012 was $81,344.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements  for the period ended December 31, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not achieved operating revenues since our inception.  We have depended on sales of equity securities to conduct operations.

Our cash balance at June 30, 2012, was $nil.  In order to achieve our business plan goals, we raised $33,000 from the sale of 8,250,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-174155 which became effective on July 12, 2011.

During June 2012 the Company approved a 12.5 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on June 28, 2012, received 11.5 additional shares of common stock for every one share held. Common stocks, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

Cash provided by financing activities for the period from inception (January 24, 2011) through June 30, 2012, was $72,181.

Since inception (January 24, 2011) to June 30, 2012, the Company has issued 25,000,000 common shares for $10,000 in cash, and 11,750,000 common shares for $47,000 in cash, for total cash proceeds of $57,000, being $36,750 for par value shares and $20,250 for capital in excess of par value.  There were 36,750,000 common shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.  Of these shares, 25,000,000 were initially issued to directors and officers of the Company.

We do not have sufficient funds to implement our business plan and will seek alternative sources of funds and business opportunities.

Plan of Operation

Clear System is a development stage company that has limited operations, no revenue and limited assets.  Our plan was to develop a hospital-based business offering waste divergence programs and strategies to help hospitals better recycle.  The Company intended to play an educational role bringing hospital administrators, staff, and recycling professionals together to formulate workable conservation solutions.  Professional fees and retainers were to be charged for our services, and incentives attached to performance.  A specific referral program is planned, whereby whenever a partner hospital successfully refers our services to another, financial as well as value-added incentives were to be returned to the partner hospital.

We do not have sufficient funds to proceed with the implementation of our business plan, and have been unable to raise additional funds.

We intend to pursue other business opportunities and alternative sources of funding. On May 31, 2012, the Company entered into a non-binding proposed merger and reorganization agreement with Masterpiece Investment Corp. (“MIC”). Subject to conditions to closing, the Company will acquire all of the Masterpiece capital stock pursuant to a merger of MIC with and into a wholly owned subsidiary of the Company. In the transaction MIC shares will be exchanged for shares of CSR.  MIC is engaged in the business of producing fine art for sale to the public through charity auctions, gallery sales, trade shows and online auctions. Its primary focus is creating bronze and silver limited edition reproductions of sculptures created by world-renowned artist Lorenzo Ghilglieri, as well as his son, Laran Ghilglieri, and his daughter, Rebecca Clark. MIC was founded in 2006 by Mark Ghiglieri, the son of Lorenzo Ghiglieri. Since that time, MIC has commissioned artwork from the Ghiglieri family designed to appeal to the American patriotic spirit, a market segment which has grown in popularity over recent years. MIC also reproduces the works of artists such as Cellini, Michelangelo and Bernini through the use of its extremely valuable mould collections, which includes over 200 moulds. A wholly-owned subsidiary, Addictive Workshop, LLC, is a sculpting studio and workshop specializing in the enlargement and reduction of artwork.  The execution of a definitive agreement is conditioned upon the satisfactory completion of due diligence and approval of the merger by the Board of Directors of MIC and CSR. The obligations to close and consummate the merger are subject to, among other things, the approval of the MIC shareholders. We cannot provide any assurances that the merger will be completed.

As described in our reports on Form 8-K filed with the SEC on June 6, 2012 and June 15, 2012 our sole officer and director, Ms. Min Zou resigned during the period covered by this report, and Messrs. Arthur J. Carter and Michael Noonan were appointed to serve as our officers and directors.

Effective June 28, 2012, the Company effected a 12.5 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 11.5 additional shares of the Company’s $0.001 par value common stock for every one (1) share owned.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended June 30, 2012.

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

CLEAR SYSTEM RECYCLING, INC.

Dated:  August 13, 2012                                                    By: /s/ Arthur John Carter

Arthur John Carter
President and Principal Executive Officer

Dated:  August 13, 2012                                                    By: /s/ Michael D. Noonan

Michael D. Noonan
Chief Financial Officer and Principal Financial Officer