Form 10-Q
period 2012-09-30
CLEAR SYSTEM RECYCLING, INC.
filed 2012-11-14
CIK 1514888

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, there were 36,750,000 shares of the issuer’s common stock, par value $0.001, outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

INDEX TO CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

From Inception on January 24, 2011 through September 30, 2012

_______________________________________

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Balance Sheets

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$19,642
Prepaid fees	-	1,500
Total Current Assets	-	21,142

TOTAL ASSETS	$-	$21,142

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$18,682	$200
Due to related party	20,492	-
Total Current Liabilities	39,174	200

TOTAL LIABILITIES	39,174	200

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 36,750,000 shares issued and outstanding	36,750	36,750
Additional paid-in capital	20,250	20,250
Deficit accumulated during the development stage	(96,174)	(36,058)
Total Stockholders’ Equity (Deficit)	(39,174)	20,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$21,142

The accompanying condensed notes are an integral part of these unaudited financial statements

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,	From Inception on January 24, 2011 to September 30,	Cumulative From Inception on January 24, 2011 to September 30,
	2012	2011	2012	2011	2012

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	265	314	9,157	4,444	14,047
Professional fees	14,565	15,388	50,959	26,154	82,127
Total Operating Expenses	14,830	15,702	60,116	30,598	96,174

OTHER INCOME AND EXPENSE	-	-	-	-	-

Net Loss	$(14,830)	$(15,702)	$(60,116)	$(30,598)	$(96,174)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	36,750,000	31,698,375	36,750,000	28,380,000

The accompanying condensed notes are an integral part of these unaudited financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	From Inception on January 24, 2011 to September 30,	Cumulative From Inception on January 24, 2011 to September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,116)	$(30,598)	$(96,174)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	1,500	(2,250)	-
Accounts payable	18,482	1,454	18,682
Net cash used in operating activities	(40,134)	(31,394)	(77,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	57,000	57,000
Proceeds from related party	20,492	-	20,492
Net cash provided by financing activities	20,492	57,000	77,492

Net increase (decrease) in cash and cash equivalents	(19,642)	25,606	-

Cash and cash equivalents - beginning of period	19,642	-	-

Cash and cash equivalents - end of period	$-	$25,606	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these audited financial statements.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Condensed Interim Financial Statements

September 30, 2012

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil and $19,642 in cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Three Months Ended September 30,		Nine Months September 30,	From Inception on January 24, 2011 to September 30,
	2012	2011	2012	2011
Net loss	$(14,830)	$(15,702)	$(60,116)	$(30,598)

Weighted average common
shares outstanding (Basic)	36,750,000	31,698,375	36,750,000	28,380,000
Weighted average common
Shares outstanding (Diluted)	36,750,000	31,698,375	36,750,000	28,380,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Since its inception (January 24, 2011), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 12.5 for 1 forward split:

Date	Description	Shares	Price per share	Amount

Jan. 27, 2011	Shares issued for cash	25,000,000	$0.0004	$10,000
March – October, 2011	Shares issued for cash	11,750,000	0.004	47,000

September 30, 2012	Cumulative Totals	36,750,000		$57,000

There were 36,750,000 common shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.  Of these shares, 25,000,000 were issued to directors and officers of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -   DUE TO RELATED PARTY

During the period ended September 30, 2012, a related party paid Company expenses in the amount of $20,492.  The payable is unsecured, non-interest bearing and due on demand loan.  As of the end of the period the Company has a balance due to the related party of $20,492.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2012, the Company has a loss from operations of $60,116 an accumulated deficit of $96,174 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

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

We incurred operating expenses of $60,116 for the nine months ended September 30, 2012. These expenses consisted of professional fees and general operating expenses.

Our net loss from inception (January 24, 2011) through September 30, 2012 was $96,174.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements  for the period ended December 31, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not achieved operating revenues since our inception.  We have depended on sales of equity securities to conduct operations.

Our cash balance at September 30, 2012, was $nil.

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

Cash provided by financing activities for the period from inception (January 24, 2011) through September 30, 2012, was $77,492.  Since inception (January 24, 2011) to September 30, 2012, the Company has issued 25,000,000 common shares for $10,000 in cash, and 11,750,000 common shares for $47,000 in cash, for total cash proceeds of $57,000, being $36,750 for par value shares and $20,250 for capital in excess of par value.  There were 36,750,000 common shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.  Of these shares, 25,000,000 were initially issued to directors and officers of the Company.

We do not have sufficient funds to implement our business plan and will seek alternative sources of funds and business opportunities.

Plan of Operation

Clear System is a development stage company that has limited operations, no revenue and limited assets.  Our plan was to develop a hospital-based business offering waste divergence programs and strategies to help hospitals better recycle.  The Company intended to play an educational role bringing hospital administrators, staff, and recycling professionals together to formulate workable conservation solutions.  Professional fees and retainers were to be charged for our services, and incentives attached to performance.  A specific referral program was planned, whereby whenever a partner hospital successfully referred our services to another, financial as well as value-added incentives were to be returned to the partner hospital. Because of a lack of sufficient funds, we could not proceed with our business plan.

We intend, therefore, to pursue other business opportunities and alternative sources of funding. On May 31, 2012, the Company entered into a non-binding Memorandum of Understanding to merge with Masterpiece Investment Corp. (“MIC”). On September 28, 2012, the Memorandum of Understanding was terminated by mutual agreement of the parties.

On September 20, 2012, we entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of CI Holdings, Incorporated (“CI”), an Oregon corporation, the holding company for Chiurazzi Internazionale S.r.l., an Italian corporation. The Memorandum of Understanding is subject to appropriate legal and accounting due diligence, as well as board and shareholder approval, in order to complete a definitive agreement between the parties. Chiurazzi Internazionale S.r.l. owns and operates the Chiurazzi Foundry based in Casoria, Italy, which houses the world renowned Chiurazzi Mould Collection.  The collection, comprised of more than 1,650 artistic bronze sculpture mould taken from original marble masterpieces housed in many of the most famous museums in the world, is essentially the national archive of Italian sculpture and artifacts.

As described in our reports on Form 8-K filed with the SEC on June 6, 2012 and June 15, 2012 our sole officer and director, Ms. Min Zou resigned during the period covered by these reports, and Messrs. Arthur J. Carter and Michael Noonan were appointed to serve as our officers and directors.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended September 30, 2012.

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

CLEAR SYSTEM RECYCLING, INC.

Dated:  November 12, 2012                                              By: /s/ Arthur John Carter

Arthur John Carter
President and Principal Executive Officer

Dated:  November 12, 2012                                              By: /s/ Michael D. Noonan

Michael D. Noonan
Chief Financial Officer and Principal Financial Officer