Form 10-K
period 2012-12-31
CLEAR SYSTEM RECYCLING, INC.
filed 2013-03-19
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Clear System Recycling, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	333-174155	27-4673791
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

73 Raymar Place, Oakville, Ontario Canada L6J 6M1

 (Address of Principal Executive Office) (Zip Code)

905-302-3843

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:  None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes 0  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). .  ☑  Yes 0  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑  Yes ☐  No

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2012, was $49,350,000 based on a $4.20 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  36,750,000 as of March 15, 2013

Documents incorporated by reference:  None.

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

All references in this Form 10-K to the “Company,” “Clear System,” “we,” “us” or “our” are to Clear System Recycling, Inc.

Item 1.                         Business

Business Development

Clear System Recycling, Inc. was incorporated in the State of Nevada on January 24, 2011, and our fiscal year end is December 31.  The Company's administrative offices are located at 73 Raymar Place, Oakville, Ontario Canada L6J 6M1.  The telephone number is 1-905-302-3843. As of December 31, 2012 the Company was a blank check company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (“SEC’s”) reporting and disclosure rules.

Business of Issuer

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

Effective June 28, 2012, the Company completed a 12.5 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 11.5 additional shares of the Company’s $0.001 par value common stock for every one (1) share owned.

On January 16, 2013 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Experience Art + Design, Inc., f/k/a CI Holdings, Inc., an Oregon corporation, will be merged with and into a wholly-owned subsidiary of the Company and will, upon closing, operate as a wholly-owned subsidiary of the Company. Experience is the holding company for Chiurazzi Internazionale S.r.l. an Italian Corporation.  The Merger Agreement is being executed pursuant to an MOU entered into by the Company and Experience announced on September 24, 2012.

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

Item 2.                         Properties

Clear System’s principal place of business and corporate offices are located at 73 Raymar Place, Oakville, Ontario L6J 6M1, the telephone number is (905) 302-3843.  The office is the principle residence of Arthur John Carter, and the Company does not pay rent.  We do not have any formal rental agreement and therefore this arrangement can be broken by either party at any time, without any prescribed amount of notice.  We have access to an office space of approximately 150 sq. ft. that includes computer equipment, fax machine and internet access.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

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

PART II

Item 5.                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CLSR.OB”.  The following table sets forth the high and low bid prices per share on our common stock, as derived from quotations provided by the OTC Bulletin Board Information Center.  Our common stock commenced trading during September 2012 prior to this we had no market in our common stock

Quarter Ended	High Bid	Low Bid
2012
December 31, 2012	$5.25	$3.20
September 30, 2012	$6.10	$0
June 30, 2012	$0	$0
March 31, 2012	$0	$0

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 13, 2013, we had 55 shareholders of record of our common stock and 36,750,000 shares outstanding.

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

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our last quarter of our year ended December 31, 2012.

Use of Proceeds

Not applicable.

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

Results of Operations

We have generated no revenues since inception (January 24, 2011) and have incurred $107,420 in expenses through December 31, 2012.

The following table provides selected financial data about our company for the years ended December 31, 2012, and 2011, respectively.

Balance Sheet Data:	12/31/12	12/31/11

Cash	$ -	$ 19,642
Total assets	$ -	$ 21,142
Total liabilities	$ 50,420	$ -
Stockholders' equity	$ 50,420	$ 20,942

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

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the year ended December 31, 2012, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not achieved operating revenues since our inception.  We have depended on sales of equity securities to conduct operations. Our cash balance at December 31, 2012, was $nil.

During June 2012 the Company approved a 12.5 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on June 28, 2012, received 11.5 additional shares of common stock for every one share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

Cash provided by financing activities for the period from inception (January 24, 2011) through December 31, 2012, was $30,798.  Since inception (January 24, 2011) to December 31, 2012, the Company has issued 25,000,000 common shares for $10,000 in cash, and 11,750,000 common shares for $47,000 in cash, for total cash proceeds of $57,000, being $36,750 for par value shares and $20,250 for capital in excess of par value.  There were 36,750,000 common shares issued and outstanding at December 31, 2012 and 2011, respectively.  Of these shares, 25,000,000 were initially issued to directors and officers of the Company.

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

Effective June 28, 2012, the Company completed a 12.5 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 11.5 additional shares of the Company’s $0.001 par value common stock for every one (1) share owned.

On January 16, 2013 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Experience Art + Design, Inc., f/k/a CI Holdings, Inc., an Oregon corporation, will be merged with and into a wholly-owned subsidiary of the Company and will, upon closing, operate as a wholly-owned subsidiary of the Company. Experience is the holding company for Chiurazzi Internazionale S.r.l. an Italian Corporation.  The Merger Agreement is being executed pursuant to an MOU entered into by the Company and Experience announced on September 24, 2012.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 8.                         Financial Statements and Supplementary Data

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

From Inception on January 24, 2011 through December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Clear System Recycling, Inc.

We have audited the accompanying balance sheet of Clear System Recycling, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from January 24, 2011 (date of inception) through December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Clear System Recycling, Inc. as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended and for the cumulative period from January 24, 2011 (date of inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company had accumulated losses of $107,420 for the period from inception through December 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 18, 2013

office 801.528.9222

fax     801.528.9223

www.sadlergibb.com | 1700 South Main Street Suite 1120, Salt Lake City, UT 84101

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Balance Sheets

	As at December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$-	$19,642
Prepaid fees	-	1,500
Total Current Assets	-	21,142

TOTAL ASSETS	$-	$21,142

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$19,622	$200
Due to related party	30,798	-
Total Current Liabilities	50,420	200

TOTAL LIABILITIES	50,420	200

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 36,750,000 shares issued and outstanding	36,750	36,750
Additional paid-in capital	20,250	20,250
Deficit accumulated during the development stage	(107,420)	(36,058)
Total Stockholders’ Equity (Deficit)	(50,420)	20,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$21,142

The accompanying notes are an integral part of these financial statements

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statements of Operations
	Year Ended December 31,	From Inception on January 24, 2011 to December 31,	Cumulative From Inception on January 24, 2011 to December 31,
	2012	2011	2012

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	9,920	4,890	14,810
Professional fees	61,442	31,168	92,610
Total Operating Expenses	71,362	36,058	107,420

OTHER INCOME AND EXPENSE
	-	-	-
Net Loss	$(71,362)	$(36,058)	$(107,420)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	36,750,000	30,657,338

The accompanying notes are an integral part of these financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statement of Changes in Stockholders’ Equity (Deficit) From Inception on January 24, 2011 through December 31, 2012

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - January 24, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.0004 per share	25,000,000	25,000	(15,000)	-	10,000

Common shares issued for cash at $0.004 per share	2,250,000	2,250	6,750	-	9,000

Common shares issued for cash at $0.004 per share	9,500,000	9,500	28,500	-	38,000

Loss for the period	-	-	-	(36,058)	(36,058)

Balance - December 31, 2011	36,750,000	36,750	20,250	(36,058)	20,942

Loss for the Year	-	-	-	(71,362)	(71,362)

Balance – December 31, 2012	36,750,000	$36,750	$20,250	$(107,420)	$(50,420)

The accompanying notes are an integral part of these financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,	From Inception on January 24, 2011 to December 31,	Cumulative From Inception on January 24, 2011 to December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,362)	$(36,058)	$(107,420)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	1,500	(1,500)	-
Accounts payable	19,422	200	19,622
Net cash used in operating activities	(50,440)	(37,358)	(87,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	57,000	57,000
Proceeds from related party	30,798	-	30,798
Net cash provided by financing activities	30,798	57,000	87,798

Net increase (decrease) in cash and cash equivalents	(19,642)	19,642	-

Cash and cash equivalents - beginning of period	19,642	-	-

Cash and cash equivalents - end of period	$-	$19,642	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Clear System Recycling, Inc. (the “Company”) was incorporated on January 24, 2011 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The Company previously had a fiscal year end of March 31, but during the period ended December 31, 2011, changed its fiscal year end to December 31.

The Company is a development stage company that has limited operations, no revenue and limited assets.  Our plan was to develop a hospital-based business offering waste divergence programs and strategies to help hospitals better recycle.  The Company intended to play an educational role bringing hospital administrators, staff, and recycling professionals together to formulate workable conservation solutions.  Professional fees and retainers were to be charged for our services, and incentives attached to performance.  A specific referral program was planned, whereby whenever a partner hospital successfully referred our services to another, financial as well as value-added incentives were to be returned to the partner hospital. Because of a lack of sufficient funds, the Company could not proceed with its intended business plan.

The Company intends to pursue other business opportunities and alternative sources of funding. On May 31, 2012, the Company entered into a non-binding Memorandum of Understanding to merge with Masterpiece Investment Corp. (“MIC”). On September 28, 2012, the Memorandum of Understanding was terminated by mutual agreement of the parties.

On September 24, 2012, the Company announced it had entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of CI Holdings, Incorporated (“CI”), an Oregon corporation, the holding company for Chiurazzi Internazionale S.r.l., an Italian corporation. The Memorandum of Understanding is subject to appropriate legal and accounting due diligence, as well as board and shareholder approval, in order to complete a definitive agreement between the parties. Chiurazzi Internazionale S.r.l. owns and operates the Chiurazzi Foundry based in Casoria, Italy, which houses the world renowned Chiurazzi Mould Collection.  The collection, comprised of more than 1,650 artistic bronze sculpture mould taken from original marble masterpieces housed in many of the most famous museums in the world, is essentially the national archive of Italian sculpture and artifacts.

On January 16, 2013 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Experience Art + Design, Inc., f/k/a CI Holdings, Inc., an Oregon corporation, will be merged with and into a wholly-owned subsidiary of the Company and will, upon closing, operate as a wholly-owned subsidiary of the Company. Experience is the holding company for Chiurazzi Internazionale S.r.l. an Italian Corporation.  The Merger Agreement is being executed pursuant to an MOU entered into by the Company and Experience as announced on September 24, 2012.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil and $19,642 in cash and cash equivalents at December 31, 2012 and 2011, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value because of their immediate or short-term maturity.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Loss Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Year Ended December 31,	From Inception on January 24, 2011 to December 31,
	2012	2011
Net loss	$(71,362)	$(36,058)

Weighted average common
shares outstanding basic and diluted	36,750,000	30,657,338

Net loss per share basic and diluted	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

16

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

Since its inception (January 24, 2011), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 12.5 for 1 forward split:

Date	Description	Shares	Price per share	Amount

Jan. 27, 2011	Shares issued for cash	25,000,000	$0.0004	$10,000
March – October, 2011	Shares issued for cash	11,750,000	0.004	47,000
December 31, 2012	Cumulative Totals	36,750,000		$57,000

There were 36,750,000 common shares issued and outstanding at December 31, 2012 and 2011, respectively.  Of these shares, 25,000,000 were issued to directors and officers of the Company.

17

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -   DUE TO RELATED PARTY

During the year ended December 31, 2012, a related party paid Company expenses in the amount of $30,798.  The payable is unsecured, non-interest bearing and due on demand loan.  As of the end of the year the Company has a balance due to the related party of $30,798.

NOTE 5 -  INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2012	December 31, 2011
Income tax expense at statutory rate	$(24,263)	$(12,260)
Valuation allowance	24,263	12,260
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2012	December 31, 2011
NOL Carryover	$36,523	$12,260
Valuation allowance	(36,523)	(12,260)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $107,420 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31 2012, the Company has a loss from operations of $71,362 an accumulated deficit of $107,420 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

18

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

NOTE 7 -  SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

19

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on the COSO framework criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                    Other Information

Not applicable.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Arthur John Carter	President, Chief Executive Officer (CEO), and Director	60	May 29, 2012
Michael D. Noonan	Chief Financial Officer (CFO), Secretary, Treasurer, and Director	54	June 9, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Arthur John Carter

John Carter has over 35 years of business experience. For over 25 years he was President of MPE International Inc., an engineering and process equipment manufacturer that exported to over 40 countries and was responsible for developing many new processing systems. Mr. Carter has also served as a consultant to companies such as Process Research Ortech, a leading metallurgical testing facility and Industrial Minerals Inc., as a project consultant. For more than the past five years, Mr. Carter has served as the President of Trueclaim Exploration Inc., a TSX-V/OTCQX listed public company.  Mr. Carter also sits on the board of directors of three public companies, TRM OTCQX (TRMNF), Argentium Resources Inc. (CSNX:AOK) and Greater China Capital Inc. TSX-V (GCC).

Michael D. Noonan

Michael Noonan has more than 20 years of corporate finance, corporate governance and investor relations experience with companies listed on the New York Stock Exchange, NASDAQ and the American Stock Exchange.  Michael currently serves as a Director of Sky Petroleum Inc. and has been an officer of Sky Petroleum Inc. since August 2005.  Prior to joining Sky Petroleum Inc., Michael worked in the finance department for Forgent Networks Inc. from May 2002 to February 2006, where he most recently served as the Senior Director of Investor Relations.  Prior to Forgent, Michael worked for Pierpont Communications Inc., an investor and public relations firm, where he was a Senior Vice President.  Mr. Noonan has also served as Director of Investor Relations and Corporate Communications at Integrated Electrical Services Inc., an electrical services company, and Manager of Investor Relations and Public Affairs for Sterling Chemicals Inc., a manufacturer of commodity petro-chemicals.  Michael received a Bachelor of Business Administration degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; a Master of Business Administration degree from Athabasca University in Alberta, Canada; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California.

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

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics is attached as exhibit 14, to our December 31, 2011 10K as filed with the SEC on March 19, 2012.  The Company will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to the Company at, 73 Raymar Place, Oakville, ON Canada L6J 6M1.

Board and Committee Meetings

Our board of directors currently consists of two members, Arthur John Carter and Michael D. Noonan.  The Board held no formal meetings during the year ended December 31, 2012.  As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2012, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11.                     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2012 and the period ended December 31, 2011;

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2012 and the period ended December 31, 2011, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arthur John Carter(1) President, Chief Executive Officer, and Director	Dec 31, 2012	0	0	0	0	0	0	0	0
Michael D. Noonan(2) Chief Financial Officer, Secretary, Treasurer and Director	Dec 31, 2012	0	0	0	0	0	0	0	0
Min Zou(3) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	Dec 31, 2012	0	0	0	0	0	0	0	0
Brian Pollard(4) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	Dec 31, 2012 Dec 31, 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Cheryl Nesler(5) Secretary and Director	Dec 31, 2012 Dec 31, 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Mr. Carter was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of the Company on May 29, 2012. Effective June 9, 2012 Mr. Carter resigned as our Chief Financial Officer, Secretary and Treasurer.

(2)	Mr. Noonan was appointed Chief Financial Officer, Secretary, Treasurer and a Director of the Company on June 9, 2012.

(3)	Ms. Zou served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of the Company from March 26, 2012 to May 29, 2012.

(4)	Dr. Pollard served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of the Company from January 24, 2011 to March 26, 2012.

(5)	Dr. Nesler served as our Secretary and a Director of the Company from January 24, 2011 to March 26, 2012.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended December 31, 2012.

Option Exercises and Stock Vested

During our year ended December 31, 2012 there were no options exercised by our named officer.

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

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Arthur John Carter 73 Raymar Place Oakville, ON L6J 6M1	25,000,000 common shares Direct ownership	68%
Michael D. Noonan 73 Raymar Place Oakville, ON L6J 6M1	0 common shares Direct ownership	0%
Directors and Executive Officers as a Group(1)	25,000,000 common shares	68%

           (1)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2012.  As of March 15, 2012 there were 36,750,000 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

Messrs. Carter and Noonan, our only directors, are not independent directors as they also serve as our executive officers.

Item 14.                     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed year ended December 31, 2012, and for the period from inception (January 24, 2011) to December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2012	From Inception (January 24, 2011) to December 31, 2011
Audit Fees (1)	$6,000	$5,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$6,000	$5,000

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

PART IV

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

10.1	*	Agreement and Plan of Merger and Reorganization

14.1		Code of Ethics (3)

32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

101 INS	*	XBRL Instance
101 SCH	*	XBRL Taxonomy Extension Schema
101 CAL	*	XBRL Taxonomy Extension Calculations
101 DEF	*	XBRL Taxonomy Extension Definitions
101 LAB	*	XBRL Taxonomy Extension Labels
101 PRE	*	XBRL Taxonomy Extension Presentation

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

(3)

Filed with the Securities and Exchange Commission on March 19, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-K (file no. 333-174155), which exhibit is incorporated herein by reference.

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

CLEAR SYSTEM RECYCLING, INC.
(Registrant)

Dated: March 18, 2013	/s/ Arthur John Carter
Arthur John Carter
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2013	/s/ Arthur John Carter
Arthur John Carter
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 18, 2013	/s/ Michael D. Noonan
Michael D. Noonan
Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Financial and Accounting Officer)