Form 10-K/A
period 2012-12-31
CLEAR SYSTEM RECYCLING, INC.
filed 2013-03-27
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes  ☐ No

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2012, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  36,750,000 as of March 15, 2013

Documents incorporated by reference:  None.

EXPLANATORY NOTE

Clear System Recycling, Inc. is filing this Amendment No. 1 (Form 10-K/A) to its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 18, 2012 (Form 10-K) solely for the purpose of correcting information contained in Item 1. Business, under the caption Business Development.

The corrected last sentence of the first paragraph under Business Development is as follows:

“As of December 31, 2012, the Company was a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.”

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Except for the matter described above, this amendment does not change any previously report financial results, modify or update disclosures to the original Form 10-K, or reflect events occurring after the date of the Original Filing.

2

Item 15.          Exhibit and Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.1	Section 1350 Certification of Principal Financial Officer*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CLEAR SYSTEM RECYCLING, INC.
(Registrant)

Dated: March 26, 2013	/s/ Arthur John Carter
Arthur John Carter
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2013	/s/ Arthur John Carter
Arthur John Carter
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 26, 2013	/s/ Michael D. Noonan
Michael D. Noonan
Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Financial and Accounting Officer)