Form 10-Q
period 2013-03-31
CLEAR SYSTEM RECYCLING, INC.
filed 2013-04-26
CIK 1514888

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
(Address of principal executive offices)

905-302-3843
(Registrant’s telephone number, including area code)
N/A

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

As of April 25, 2013, there were 36,750,000 shares of the issuer’s common stock, par value $0.001, outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

INDEX TO CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

From Inception on January 24, 2011 through March 31, 2013

_______________________________________

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$-
Prepaid fees	-	-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$18,540	$19,622
Due to related parties	46,187	30,798
Total Current Liabilities	64,727	50,420

TOTAL LIABILITIES	64,727	50,420

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 36,750,000 shares issued and outstanding	36,750	36,750
Additional paid-in capital	20,250	20,250
Deficit accumulated during the development stage	(121,727)	(107,420)
Total Stockholders’ Deficit	(64,727)	(50,420)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31,		Cumulative From Inception on January 24, 2011 to March 31,
	2013	2012	2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	55	8,497	14,865
Professional fees	14,252	19,349	106,862
Total Operating Expenses	14,307	27,846	121,727

OTHER INCOME AND EXPENSE	-	-	-

Net Loss	$(14,307)	$(27,846)	$(121,727)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	36,750,000	36,750,000

The accompanying notes are an integral part of these condensed financial statements.

CLEAR SYSTEM RECYCLING, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		Cumulative From Inception on January 24, 2011 to March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,307)	$(27,846)	$(121,727)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid for by related parties	15,389	-	46,187
Changes in operating assets and liabilities:
Prepaid expenses	-	1,500	-
Accounts payable	(1,082)	6,759	18,540
Net cash used in operating activities	-	(19,587)	(57,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	57,000
Net cash provided by financing activities	-	-	57,000

Net decrease in cash and cash equivalents	-	(19,587)	-

Cash and cash equivalents - beginning of period	-	19,642	-

Cash and cash equivalents - end of period	$-	$55	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CLEAR SYSTEM RECYCLING, INC.

(A Development Stage Company)

Notes to Condensed Interim Financial Statements

March 31, 2013

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil in cash and cash equivalents at March 31, 2013 and December 31, 2012.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value because of their immediate or short-term maturity.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Loss Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

Since its inception (January 24, 2011), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 12.5 for 1 forward split:

Date	Description	Shares	Price per share	Amount

Jan. 27, 2011	Shares issued for cash	25,000,000	$0.0004	$10,000
March – October, 2011	Shares issued for cash	11,750,000	0.004	47,000

March 31, 2013	Cumulative Totals	36,750,000		$57,000

There were 36,750,000 common shares issued and outstanding at March 31, 2013 and December 31, 2012.  Of these shares, 25,000,000 were issued to directors and officers of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -   DUE TO RELATED PARTY

During the period ended March 31, 2013 and year ended December 31, 2012, related parties paid Company expenses in the amount of $15,389 and 30,798, respectively.  The payable is unsecured, non-interest bearing and due on demand loan.  As of March 31, 2013, the Company had a balance due to the related parties of $46,187.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2013, the Company has a loss from operations of $14,307 an accumulated deficit of $121,727 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on March 19, 2013.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We incurred operating expenses of $14,307 for the three months ended March 31, 2013. These expenses consisted of professional fees and general operating expenses.

Our net loss from inception (January 24, 2011) through March 31, 2013 was $121,727.

The following table provides selected financial data about our company for the three months ended March 31, 2013, and the year ended December 31, 2012, respectively

Balance Sheet Data:	03/31/13	12/31/12

Cash	$-	$-
Total assets	$-	$-
Total liabilities	$64,727	$50,420
Stockholders' deficit	$64,727	$50,420

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

Our cash balance at March 31, 2013, was $nil.

Cash provided by financing activities for the period from inception (January 24, 2011) through March 31, 2013, was $57,000.  Since inception (January 24, 2011) to March 31, 2013, the Company has issued 25,000,000 common shares for $10,000 in cash, and 11,750,000 common shares for $47,000 in cash, for total cash proceeds of $57,000, being $36,750 for par value shares and $20,250 for capital in excess of par value.  There were 36,750,000 common shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.  Of these shares, 25,000,000 were initially issued to directors and officers of the Company.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended March 31, 2013.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

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

CLEAR SYSTEM RECYCLING, INC.

Dated:  April 26, 2013                                                        By: /s/ Arthur John Carter

Arthur John Carter
President and Principal Executive Officer

Dated:  April 26, 2013                                                        By: /s/ Michael D. Noonan

Michael D. Noonan
Chief Financial Officer and Principal Financial Officer