Form 10-Q
period 2013-06-30
EXPERIENCE ART & DESIGN, INC.
filed 2013-08-23
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                           to

Commission file number: 000-54968

EXPERIENCE ART AND DESIGN, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	27-4673791
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

27929 S.W. 95th Ave. Suite 1101, Wilsonville, OR	97070
(Address of principal executive offices)	(Zip Code)

          503-685-9878____

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock: 23,450,000 shares outstanding as of August 23, 2013.

EXPLANATORY NOTE

On May 8, 2013, Experience Art and Design, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) a Current Report on Form 8-K (the “Original 8-K”) reporting a transaction in which the Company purchased from CI Holdings, Inc., an Oregon corporation (the “Seller”) all of the outstanding share capital (the “Shares”) representing 100% of the ownership interest in Chiurazzi Internazionale S.r.l., an Italian company (“Chiurazzi Srl”). The Company is preparing an amendment to the 8-K (the “Amended 8-K”) to be filed subsequent to this Report, expected to be filed by mid-September 2013.

This Quarterly Report on Form 10-Q is being filed by the Company for the quarter ended June 30, 2013, and the information contained herein takes into account the  information to be presented in the Amended 8-K. This Quarterly Report is an update to some of the information provided in the Original 8-K.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited consolidated financial statements of Experience Art and Design, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
Assets

Current Assets
Cash and Cash Equivalents	$71,225	$43,417
Accounts Receivable, net of Allowance for Doubtful Accounts	125,972	661
Inventories	950,312	725,574
Other Current Assets	30,309	10,505
Total Current Assets	1,177,818	780,157

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,411,309	1,469,796
Intangible	7,977	8,105
Other Non-Current Assets	8,500	11,271
Total Long-Term Assets	1,427,786	1,489,172
Total Assets	$2,605,604	$2,269,329

Total Liabilities and Shareholders' Equity (Deficit)

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$214,625	$317,472
Accounts Payable and Accrued Liabilities	488,676	185,117
Accounts Payable and Accrued Liabilities - Related Party	209,061	-
Tax Payable	111,497	75,180
Long-Term Debt - Current Portion	490,000	-
Total Current Liabilities	1,513,859	577,769

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	2,005,000	-
Other Liabilities	46,897	37,081
Total Long-Term Liabilities	2,051,897	37,081
Total Liabilities	3,565,756	614,850

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
23,450,000 and 9,700,000 shares issued and outstanding, respectively	23,450	9,700
Additional Paid-in Capital	635,303	2,906,552
Accumulated Deficit	(1,559,501)	(1,231,894)
Accumulated Other Comprehensive Loss	(59,404)	(29,879)
Total Shareholders' Equity (Deficit)	(960,152)	1,654,479
Total Liabilities and Shareholders' Equity (Deficit)	$2,605,604	$2,269,329

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$121,631	$90,857	$121,638	$149,693

Operating Costs:
Cost of Goods Sold	41,166	11,031	41,882	92,347
General and Administrative Expenses	268,581	162,263	336,435	229,080
Total Operating Costs	309,747	173,294	378,317	321,427

Net Operating Loss	(188,116)	(82,437)	(256,679)	(171,734)

Other Income (Expense)
Other Income	-	1	-	1
Interest expense	(33,428)	(6,769)	(33,428)	(6,769)
Total Other Income (Expense)	(33,428)	(6,768)	(33,428)	(6,768)

Net Loss Before Income Taxes	(221,544)	(89,205)	(290,107)	(178,502)
Provision for Income Taxes	18,750	-	37,500	-
Net Loss	(240,294)	(89,205)	(327,607)	(178,502)

Other Comprehensive Loss
Foreign currency translation adjustment	18,403	(112,736)	(29,525)	(71,015)
Total Comprehensive Loss	$(221,891)	$(201,941)	$(357,132)	$(249,517)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	18,010,440	9,700,000	13,878,177	9,700,000

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Total

Balance at December 31, 2012	-	$-	9,700,000	$9,700	$2,906,552	$(1,231,894)	$(29,879)	$1,654,479

Shares issued with reverse merger	-	-	13,750,000	13,750	(2,271,249)	-	-	(2,257,499)

Foreign currency translation	-	-	-	-	-	-	(29,525)	(29,525)

Net loss	-	-	-	-	-	(327,607)	-	(327,607)

Balance at June 30, 2013	-	$-	23,450,000	$23,450	$635,303	$(1,559,501)	$(59,404)	$(960,152)

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2013	2012

Operating Activities
Net Loss	$(327,607)	$(178,502)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	41,576	44,038
Changes In Operating Assets and Liabilities:
Accounts Receivable	(126,063)	-
Inventories	(237,878)	(142,932)
Prepaid Expenses and Other Assets	(17,503)	74,265
Accounts Payable and Accrued Liabilities	115,585	12,445
Advance from Customers	-	(7,633)
Tax Payable	37,500	-
Other Liabilities	10,475	10,877
Net Cash Used in Operating Activities	(503,915)	(187,442)

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	(5,965)	(2,192)
Net Cash Used in Investing Activities	(5,965)	(2,192)

Financing Activities
Proceeds from Borrowings on Debt-Related Parties	375,697	131,354
Change in Accounts Payable and Accrued Liabilities - Related Party	209,061
Principal Payment on Long-term Debt	(45,000)	-
Net Cash Provided by Financing Activities	539,758	131,354

Net Effect of Exchange Rate Changes	(2,070)	187

Net increase (decrease) in cash and cash equivalents	27,808	(58,093)
Cash at the beginning of the period	43,417	64,030
Cash and cash equivalents at the end of the period	$71,225	$5,937

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Description of Business

Experience Art and Design, Inc. (the “Company”), a Nevada corporation, whose principal business purpose is to produce, market and sale works of art.

Reverse Acquisition

On May 7, 2013, the Company completed the acquisition of the all of the assets of Chiurazzi Internazionale S.r.l. (“Chiurazzi Srl”) pursuant to the terms of the purchase agreement with CI Holdings, Inc.  The Company acquired Chiurazzi Srl, with Chiurazzi Srl continuing as the accounting acquirer and becoming a wholly-owned subsidiary of the Company.  In connection with the acquisition, 9,700,000 common shares were issued to acquire 100% of the assets, liabilities, and equity of Chiurazzi Srl.  The Company also assumed a secured note payable to Chiurazzi International, LLC for $2,540,000 in conjunction with the acquisition.  At the closing of the purchase transaction, we cancelled 23,000,000 shares of restricted common stock held by Arthur John Carter, our President prior to the purchase transaction.

The acquisition was accounted for as a reverse acquisition and Chiurazzi Srl was deemed to be the accounting acquirer in the acquisition.  The Company’s assets and liabilities were recorded at their fair value.  Chiurazzi Srl’s assets and liabilities were carried forward at their historic costs.  The financial statements of Chiurazzi Srl are presented as the continuing accounting entity since it is the acquirer for the purpose of applying purchase accounting.  The equity section of the balance sheet and earnings per share of Chiurazzi Srl are retroactively restated to reflect the effect of the exchange ratio established in the Company.

Pro forma results of operations for the six months ended June 30, 2013 and 2012, as though this acquisition had taken place at the beginning of each period, are as follows.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Six Months Ended June 30,
	2013	2012
Revenues	$121,638	$149,693
Net loss	$(341,914)	$(223,788)
Loss per common share – basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding – basic and diluted	13,878,177	9,700,000

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with recent company filings with the SEC.

The consolidated financial statements include the accounts of Chiurazzi Internazionale S.r.l.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2013.

Management's Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses.  Actual results could differ from these estimates.

Cash and Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest and non-interest bearing balances due from banks both foreign and domestic with an original maturity of three months or less.  Amounts in depository accounts fluctuate on a daily basis due to activity and liquidity needs.  It is the Company’s policy not to deposit large sums of cash within foreign operational deposit accounts due to financial instability in the region and they fund operations on a as need basis.  The Company maintains cash in bank deposit accounts domestically, which at times may exceed the federally insured limits throughout the course of operations.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

The Company attempts to limit its exposure to losses on accounts receivable by monitoring the size and economic strength of its receivables, and whenever appropriate reflect a reserve for accounts that have been deemed potentially uncollectable.  Monitoring occurs on a regular basis and exposure is limited by the vetting process for customers.

Allowance for Doubtful Accounts

The Company extends credit to customers and other parties in the normal course of business.  The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made.  At June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $106,707 and $108,413, respectively.

Inventories

Inventories are valued at the cost of acquisition, cost of production, and (or) deemed market value and are subsequently subject to lower of cost or market accounting on a nonrecurring basis.  The cost of acquisition includes any costs directly attributable to the acquired inventory.  Costs of physical production includes an allocation of raw materials, labor, and overhead allocated based on the estimated hours required to produce finished goods available for sale.  Periodically management reviews the existing finished inventory and determines if any impairment (write down) is required.  The fair value of finished inventory held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent art broker opinion, or management’s judgment as to the selling price of similar works of art.  For these finished works of art, the Company obtains fair value measurements from both internal experts regularly available and well versed in such works of art and independent experts as the need arises.

Property, Plant and Equipment

The Company accounts for property, plant and equipment at historical cost less accumulated depreciation.  Historical cost includes all expenditures that are directly attributable to the acquisition of fixed assets.  Subsequent costs are included in the asset's carrying amount and are recognized as a separate asset, as appropriate, only when there is the probability of future economic benefits.  All other repairs and maintenance are charged to the income statement during the financial period in which they are incurred.  Depreciation is calculated using the straight-line method to allocate their costs to their residual values over their estimated useful lives, as follows:

Plant and machinery	10 to 20 years
Furniture and fixtures	10 to 16.7 years
Specific equipment and collection of moulds	20 years

The assets' residual values and useful lives are reviewed, and adjusted as appropriate at least once a year.  An asset's carrying amount is written down immediately to its recoverable amount if the asset's carrying amount is greater than its estimated recoverable amount.  Gains and losses on disposals are determined by comparing proceeds with carrying amount.

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured.  Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues.  The Company has no significant sales returns or allowances.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse.  The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change.  A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of June 30, 2013, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  No dilutive securities were outstanding as of June 30, 2013 and 2012.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements.  These grants are accounted for based on the grant date fair values.

Foreign Currency Translation

The functional currency of the Company’s subsidiary outside of the United States is its respective local currency.  The translation from the applicable foreign currency to US dollars is performed for the balance sheet accounts using the exchange rates in the effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period.  The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss).  As of June 30, 2013, the accumulated foreign currency translation loss was $59,404.

Subsequent Events

The Company has evaluated all transactions from June 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3 - Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended June 30, 2013, the Company has a loss from operations of $327,607 and had an accumulated deficit of $1,559,501 as of June 30, 2013.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Inventories

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials and consumables	$3,522	$3,827
Semi-finished goods	74,401	70,576
Finished products	872,389	651,171
Total	$950,312	$725,574

Note 5 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Plant and machinery	$82,168	$77,465
Furniture and fixtures	5,753	5,845
Specific equipment and collection of moulds	1,534,826	1,559,370
Property, plant and equipment, at cost	1,622,747	1,642,680
Accumulated depreciation	(211,438)	(172,884)
Total, net	$1,411,309	$1,469,796

Note 6 - Short-Term Debt

The Company has a credit arrangement with CI Holdings, Inc., a related-party, which has been used to fund their ongoing operations in the interim until permanent financing can be arranged.  At June 30, 2013, the total amount borrowed from CI Holdings, Inc. was $214,625 in a non-interest bearing arrangements.

Note 7 - Long-Term Debt

The Company assumed responsibility for the purchase arrangement between CI Holdings, Inc. and Chiurazzi International, LLC to gain control of Chiurazzi Internazionale S.r.l.  On May 7, 2013, in connection with the merger of Chiurazzi Internazionale S.r.l., the Company assumed the secured note payable to Chiurazzi International, LLC, with an outstanding principal balance of $2,540,000 and accrued interest of $126,437.  On May 30, 2013, the note was amended to modify the payment terms and an additional $50,000 was added to the outstanding principal balance.  Then on July 24, 2013, the note payable was modified for a third time which reduced the outstanding principal balance by $1,222,500 and modified the payment terms.  The following schedule of payments is based on the modified terms:

2013 Payments                        $250,000

2014 Payments                        $480,000

2015 Payments                        $480,000

2016 Payments                        $62,500 + accumulated accrued interest

On June 30, 2013, the outstanding principal balance of the secured promissory note was $2,495,000 with $159,865 of accrued interest.

Note 8 - Income Taxes

The Company has elected to be taxed as a Corporation for federal and state income tax purposes.  It also has a foreign consolidated affiliate that is taxed as a separate entity in its “functional currency” at their local applicable tax rates.  The deferred tax obligations and credits reported within the consolidated financial statements are due to the affiliate's ongoing operation and were assumed in their acquisition this year.

During 2013, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since The Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Six Months Ended June 30,
	2013	2012
Current	$ 37,500	$ –
Deferred	–	–
Total	$ 37,500	$ –

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Six Months Ended June 30,
	2013	2012
Computed U.S. federal income tax provision	$ 116,250	$ 52,866
Italian income taxes	37,500	–
Increase in valuation allowance	(116,250)	(52,866)
	$ 37,500	$ –

Note 9 - Equity

In connection with the reverse acquisition described in Note 1, the Company issued 13,750,000 shares in connection with the reverse merger.  The prior shell company had 36,750,000 shares outstanding and 23,000,000 shares of restricted common stock held by Arthur John Carter, our President prior to the purchase transaction, were cancelled as part of the transaction.

Note 10 - Related-Party Transactions

The Company as mentioned in short-term borrowings footnote, has entered into a credit arrangement with related-party, CI Holdings, Inc. to provide ongoing operational cash advances for the interim.  The two entities operate out of shared facility in Wilsonville Oregon along with other affiliated operations which have an art related focus.  Facilities and employees are shared to provide a cohesive nexus of individuals well versed in the quality and underlying value of the works of art they manage and or created in house. As of June 30, 2013, the Company has $214,625 payable to CI Holdings, Inc. related to the credit arrangement.

As of June 30, 2013, the Company has $209,061 payable to CI Holdings, Inc. for receivables the Company collected on behalf of CI Holdings, Inc.

Note 11 – Commitments and Contingencies

The Company leases the foundry and office space under non-cancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases as of June 30, 2013 were as follows:

2013	$ 26,924
2014	53,849
2015	55,410
2016	56,971
Future minimum lease payments	$ 193,154

Note 12 – Subsequent Events

During August 2013, the Company received $479,000 cash for subscription of 383,200 unregistered common shares in a private offering of securities.

Item 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

This Management Discussion and Analysis (MD&A) contains “forward-looking statements”, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe under “Risk Factors” in our Form 8-K, filed on May 8, 2013 with the Securities and Exchange Commission. Actual results may differ materially from any forward looking statements.

Overview

On May 7, 2013, we entered into and closed a Stock Purchase Agreement with CI Holdings, Inc., an Oregon corporation (the “Seller”), in which we purchased from Seller all of the outstanding share capital (the “Shares”) representing 100% of the ownership interest in Chiurazzi Internazionale S.r.l., an Italian company (“Chiurazzi Srl”), a wholly-owned subsidiary of Seller. The transaction is referred to herein as the “purchase transaction.”

In the Current Report on Form 8-K describing the purchase transaction filed on May 8, 2013, the purchase transaction was characterized as a purchase. Upon further review, the Company has determined, based primarily upon common control considerations, that the purchase transaction should be characterized, for accounting purposes, as a recapitalization with Chiurazzi Srl recognized as the acquirer.  Consequently, the assets and liabilities, and the historical operations that will be reflected in future consolidated financial statements will be those of Chiurazzi Srl and will be recorded at their historical cost basis. The financial statements have been prepared as if Chiurazzi Srl had always been the reporting company and on the date of the purchase transaction, changed its name and reorganized its capital stock.

Before the purchase transaction, our corporate name was Clear System Recycling, Inc., and our trading symbol was CLSR. Concurrently with the purchase transaction, we changed our name to Experience Art and Design, Inc. and our trading symbol to EXAD. As a result of the purchase transaction, Chiurazzi Srl is our wholly-owned subsidiary, and the business of Chiurazzi Srl is our sole line of business. Prior to the consummation of the purchase transaction, the Company was a shell company a defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As a result of the purchase transaction, we are no longer a shell company.

Unless the context otherwise requires, “we,” “our,” “us,” the “Company” and similar expressions refer to Chiurazzi Srl prior to the closing of the purchase transaction on May 7, 2013, together with our Company as successor to the business of Chiurazzi Srl, following the closing of the purchase transaction.

In consideration for the purchase of the Shares, we issued Nine Million Seven Hundred Thousand (9,700,000) shares of our restricted common stock (representing approximately 41.36% of our outstanding shares of common stock) to Seller and assumed Seller’s obligations under a Secured Promissory Note (the “Note”) in the original principal amount of $2,800,000 owed by the Seller to Chiurazzi International, LLC, an Arizona limited liability company (“Chiurazzi Arizona”), as amended. At the closing of the purchase transaction, we also cancelled 23,000,000 shares of restricted common stock held by Arthur John Carter, our President prior to the purchase transaction.

The Purchase Transaction

General

As a result of the purchase transaction, Chiurazzi Srl is our wholly-owned subsidiary and our sole operating business. Chiurazzi Srl owns more than 1,650 historic bronze sculpture moulds representing ancient historic masterpieces (the “Chiurazzi Mould Collection”). Our focus is to create reproductions (the “Chiurazzi Collection”) of such masterpieces from the Chiurazzi Mould Collection at our Italian foundry. The foundry, located in Casoria, Italy (the “Chiurazzi Foundry”), is the facility where the reproduction sculptures are created from the Chiurazzi Mould Collection. Throughout this report, we refer to “Chiurazzi” as our business, which is comprised of the Chiurazzi Mould Collection, the Chiurazzi Collection and the Chiurazzi Foundry.

Change of Board Composition and Executive Officers

Prior to the closing of the purchase transaction, the members of our Board of Directors were Arthur John Carter and Michael D. Noonan. On May 7, 2013, immediately following the purchase transaction, Arthur John Carter resigned as a director, and Gordon C. Root and Kenneth R. Kepp became directors of our Company. Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Prior to the closing of the purchase transaction, Arthur John Carter was our President and Chief Executive Officer, and Michael D. Noonan served as Chief Financial Officer, Secretary and Treasurer. Arthur John Carter resigned from all of the offices that he held effective May 7, 2013. At the closing of the purchase transaction, Arthur John Carter, President of the Company prior to the purchase transaction, executed an Irrevocable Proxy in favor of the current officers of the Company effective until the first anniversary following Closing.

On May 7, 2013, our board of directors named Gordon C. Root as President and Kenneth R. Kepp as Chief Financial Officer and Chief Operating Officer and Michael Noonan as Secretary. Officers are elected annually by our board of directors and serve at the discretion of our board. Mr. Root is the sole director of Chiurazzi Srl and the sole director and President of the Seller. Mr. Kepp is the Chief Financial Officer of the Seller.

Subsequent to the purchase transaction on June 3, 2013, Michael D. Noonan resigned as Secretary and a director of the Company.

Change of Stockholder Control

Except as described above under “Change of Board Composition and Executive Officers,” no arrangements or understandings exist among our present or former controlling stockholders with respect to the election of persons to our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our Company. Further, as a result of the cancellation of 23,000,000 shares of common stock held by Arthur John Carter and our issuance of 9,700,000 shares of common stock to the Seller, a change of stockholder control has occurred. After these transactions, the Seller owns approximately 41.36% of our outstanding shares of common stock. We are continuing as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, following the purchase transaction.

Outlook Summary

Historically, our sales to art collectors through galleries and commissioned art pieces have served as the Company’s primary revenue generators. We expect our sales through galleries and to individual art collectors to continue as the foundation of the Company’s core business in the near term. We anticipate that the sales to museums and through auction houses will expand as relationships develop and solidify. We look forward to expanded outreach through traveling exhibitions and precious metals castings and anticipate that those outlets will eventually serve to support the Company’s future endeavors. We anticipate that the increased exposure of the Chiurazzi Collection and brand through the development of our sales divisions and partnerships will support an expansion of the Company’s business as a whole. We expect the synergies that we anticipate among our future sales divisions and partnering relationships with galleries and museums to promote a stronger acceptance of the Chiurazzi brand identity in the market and provide a boost to the Company overall.

Factors Affecting Our Operating Results

We expect that our results of operations will be affected by a number of factors including the cost of materials and labor and our ability to successfully re-launch the Chiurazzi brand and sell art from the Chiurazzi Collection. During 2011 and through the consummation of the purchase transaction, the Chiurazzi Foundry was primarily dormant because the previous owners were focused on the move of the Chiurazzi Foundry, completion of a reclamation project and sale of the Chiurazzi business. Sales and revenues were reflective of the inactivity. Following the consummation of the purchase transaction, the Foundry began creating additional inventory for its Chiurazzi Collection from the Chiurazzi Mould Collection for future sales. Any sales of art from our Chiurazzi Collection stem from overall demand. Demand and our ability to market the Chiurazzi brand are the most significant factors affecting our operating results. If the demand for our Chiurazzi Collection declines or if our marketing efforts are unsuccessful, our operating results will be negatively impacted.

Overview of Demand – Art Sales

While worldwide demand for fine art has been on the decline over the past several years, there has been a recent increase in activity for fine art particularly in the Asian market. We plan to re-introduce the Chiurazzi brand to the global art market. We believe the global art market is rebounding from the 2008-2011 worldwide economic downturn.  According to Artprice, an online art auction market database, total sales of art sold at auction in 2012 amounted to approximately $19 billion. Fine art sculptures, such as those of the Chiurazzi Collection, are only a small part of the overall fine art market, and Renaissance art is even smaller. The overall market size simply serves as one of many indicators of a potential market for the Chiurazzi Collection.  If demand proves weaker than we anticipate, our operating results will be negatively impacted.

Marketing Programs

We are developing marketing programs focused on re-introducing the Chiurazzi name in the art world and continuing to build on its rich heritage. Such programs are intended to create important relationships with sales partners and business alliances with entities that will help expand awareness of Chiurazzi art and brand. These efforts will be focused in Italy, the home of the Chiurazzi brand, North America, Europe and China. The programs, some of which are new and others are well-established, include creating a traveling exhibit for museums. In May 2013 the Company engaged Geoffrey M. Curley + Associates to co-develop a traveling exhibition for art, natural history and science museums through North America which will showcase lost wax casting and illustrate how this method operates to preserve Italy’s sculptural heritage for future generations. In addition the Company is developing a marketing and sales program targeting the buyers in the luxury yacht world and in June 2013 was an award sponsor of the 2013 Golden Neptune Awards, an annual Show Boats Design Award ceremony held in Monaco in conjunction with “Rendezvous in Monaco” festivities. We will continue to develop relationships with art galleries and cultural institutions such as museums. We have commenced the initial creation of our sales and marketing team with the hiring of a brand manager and senior management. We expect our sales and marketing team to grow during the remainder of the year and into 2014. If we are unsuccessful in developing a marketing team, who are able to continue to build relationships with art galleries, cultural institutions and auction houses to promote the Chiurazzi brand, operating results will be negatively impacted, as that would lead to fewer opportunities for art sales.

Basis of Presentation

In its Current Report on Form 8-K filed May 8, 2013, the Company characterized the purchase of the ownership interest in Chiurazzi Internazionale Srl as a purchase transaction. After further consideration of ASC 805-10-55-12-a-3, the Company has determined that Chiurazzi Srl. is the acquirer for accounting purposes and will amend its 8-K accordingly. The factors considered by the Company in its determination to account for Chiurazzi Srl as the acquirer include, among others, the relative voting rights in the combined entity after the transaction and the composition of the senior management of the combined entity.

The financial statements are prepared in accordance with U.S. generally accepted accounting principles. The financial statements have been prepared on a going concern basis. This assumes that the Company will be able to meet its liabilities as they come due.

The financial statements included as part of this quarterly report and the financial discussions reflect the performance of Chiurazzi Srl which became our wholly-owned subsidiary in conjunction with the purchase transaction consummated on May 7, 2013.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this report.

The functional currency of Chiurazzi Srl is the Euro, but we report our results in this Management Discussion and Analysis in United States Dollars.

Significant Accounting Estimates

We review all significant estimates affecting our financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue; realizability of accounts; valuation of deferred tax assets, depreciation, amortization, impairment of long-lived assets and other contingencies. Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three Month Periods and Six Month Periods Ended June 30, 2013 and 2012

Overview

Following the purchase transaction, our general activity for the three months ended June 30, 2013 was primarily focused on the ongoing development of our Chiurazzi brand, whereby we are developing a marketing program to re-introduce the Chiurazzi name in the art industry as described in Marketing Programs above.

Further, following the purchase transaction, we increased production at the Chiurazzi Foundry following a period of inactivity resulting from the uncertainty surrounding the consummation of the purchase transaction.  Prior thereto, the business was inactive primarily because the previous owners were focused on the move of the Chiurazzi Foundry, completion of a reclamation project and sale of the Chiurazzi business.  Although production increased at the Chiurazzi Foundry during the second quarter, the Chiurazzi Foundry is still not operating at full capacity, and we expect it to be fully operational during the third quarter of 2013.

Following the purchase transaction, management has also worked on securing financing to improve our balance sheet liquidity necessary to develop our marketing platform that management believes will translate into future sales and ability to develop future projects, which did not materialize during the second quarter.

We currently generate our revenue from sales of art work from the Chiurazzi Collection.  Sales from the Chiurazzi Collection have been weaker than anticipated, thus resulting in the Company reassessing expenses and pursuing alternative funding sources.

Revenue

We have historically generated revenue from sales through galleries and individual sales to collectors.

Total revenue increased by $30,774, or 34%, from $90,857 for the three months ended June 30, 2012, to $121,631 for the three months ended June 30, 2013.  Total revenue decreased by $28,055 or 19%, from $149,693 for the six months ended June 30, 2012, to $121,638 for the six months ended June 30, 2013.

These variances were primarily due to the timing of specific sales of art when compared to the year earlier. During the six month period ended June 30, 2013, the decrease in revenue was primarily attributable to the weaker than expected sales of pieces from the Chiurazzi Collection.  Further, prior to the purchase transaction, from January through May of 2013, the previous owner of the foundry focused primarily on the sale of the business rather than the sales of art work from the Chiurazzi Collection.

Operating Costs

Costs of Goods Sold

Cost of goods sold increased by $30,135, or 273% from $11,031 for the three months ended June 30, 2012 to $41,166 for the three months ended June 30, 2013. Cost of goods sold decreased by $50,465, or 55% from $92,347 for the six month period ended June 30, 2012 to $41,882 for the six month period ended June 30, 2013.

The comparison of June 30, 2013 to June 30, 2012 is affected by the following:

During the three months ended June 30, 2013, we increased costs of goods sold due to direct labor costs with respect to the increase in production at the Chiurazzi Foundry following a period of inactivity as discussed above.

Operating Expenses

General and Administrative Expenses. General and administrative expenses increased by $106,318, or 66%, from $162,263 for the three month period ended June 30, 2012 to $268,581 for the three month period ended June 30, 2013.  General and administrative expenses increased by $107,355, or 47% from $229,080 for the six month period ended June 30, 2012 to $336,435 for the six month period ended June 30, 2013.

The increase was attributable to the specific factors discussed below and included a significant amount of one-time charges related to our purchase transaction in becoming a public company, additional staffing and related compensation expense.   Approximately $75,000 of one-time costs associated with the purchase transaction are included in the costs incurred during the quarter ended June 30, 2013.

Our primary expenses include those associated with the production of sculptures and continued expansion into new markets. Our corporate operating expenses include salaries and wages, employee taxes and fringe benefits and general and administrative expenses, including payments for legal, accounting, marketing and other professional services. On an ongoing basis, we expect our operating expenses to be divided approximately as follows: 37% toward production of sculptures, 5% toward development of our divisions, 23% toward general operating activities, 20% toward marketing and sales efforts and 15% toward miscellaneous business and corporate expenses.

During recent periods, we have seen increases in the costs relating to certain elements of our production activities. Most of these costs are treated as a “pass-through” to our customers on each project, but we may incur some risk from time to time. These include increases in:

•         the price of raw materials and transportation costs and

•         the amount we must pay in order to attract and retain talented, qualified and experienced artists and artisans to produce artwork for sale.

We believe that the costs for some or all of these items are likely to continue to increase in future periods and, therefore, could negatively impact our results of operations.

Operating Income (Loss)

Our operating loss represents an increase of $105,679, or 128%, from an operating loss of $82,437 for the three months ended June 30, 2012 compared to operating loss of $188,116 for the three months ended June 30, 2013.  Our operating loss represents an increase of $84,945, or 49%, from an operating loss of $171,734 for the six months ended June 30, 2012 to an operating loss of $256,679 for the six months ended June 30, 2013.

The increase in our operating loss of $105,679 and $84,945 for the three months and six months ended June 30, 2013, respectively, is primarily attributable to the increase in general and administrative expenses due to a combination of one-time costs related to the purchase transaction, increase in payroll as described above and other associated increases in administrative expenses.

Other Income (Expense)

Other expense of $33,428 during the quarter ended June 30, 2013 consists of interest expense relating to the Chiurazzi loan as discussed further in liquidity and capital resources.

Net Income (Loss)

Net loss increased by $151,089, or 169%, from a net loss of $89,205 for the three months ended June 30, 2012 to net loss of $240,294 for the three months ended June 30, 2013. Net loss increased by $149,105, or 84% from a net loss of $178,502 for the six months ended June 30, 2012 to a net loss of $327,607 for the six months ended June 30, 2013.

This loss in both periods was primarily due to the increase in general and administrative expenses due to one-time costs related to the purchase transaction and the general inactivity of the Chiurazzi Foundry.

Changes in the Financial Condition for the Period ended June 30, 2013

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, which includes our ability to repay debt, fund and maintain our product offerings, and other general business needs.

At June 30, 2013, we carried $71,225 in cash and cash equivalents on the balance sheet, and had increased by $27,808 since December 31, 2012.  Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.

Historically, we have financed our operations and growth from cash flow generated through sales of the artwork from the Chiurazzi Collection. However, our art sales are currently below the level needed to generate sufficient revenue to fund our cash requirements. While we are experiencing slower than expected sales from the Chiurazzi Collection, which we believe is temporary, we are pursuing private equity financing to generate additional cash, to support our operations and to finance capital expenditures. To strengthen our liquidity position, subsequent to the end of the second quarter, we received funding through private equity investment from accredited investors. We expect with this investment and other potential private equity investment, coupled with existing sales and cash on hand, we will be able to fund operations at current levels for the next 12 months. There can be no assurance that future potential private equity investments will materialize. If art sales do not meet expectations and potential private equity investments do not materialize and we cannot obtain alternative financing, we may have to delay, reduce the scope of or eliminate one or more of our planned marketing programs or make changes to our operating plan. See Going Concern Consideration section below. Any such securities offered or sold in the aforementioned private offering have not been and will not be registered under the Securities Act and may not be sold absent registration or an applicable exemption from registration requirements.

As part of the purchase transaction, the Company assumed the payment obligations under a Secured Promissory Note (the “Note”) in the original principal amount of $2,800,000 owed to Chiurazzi International, LLC (the “Holder”) as amended.  The Note is secured by the quota (or stock) of Chiurazzi Srl.

Subsequent to June 30, 2013, effective July 24, 2013, the Company entered into Amendment No. 3 to the Note with the Holder which, among other things, (1) reduces the principal amount of the Note from its outstanding balance of $2,545,000 to $1,272,500; (2) waives interest in the amount of $182,000 then due under the Note if all payments are paid within 10 days of their due date; (3) provides, in exchange for the reduction of the principal amount of the Note and abatement and potential cancellation of the interest, an agreement for the issuance to Holder of 700,000 shares of the Company’s unregistered common stock; (4) modifies the payment schedule as follows: $40,000 due upon execution of Amendment No. 3; $50,000 due on August 26, 2013 and $40,000 due on the 26th day of each consecutive month thereafter until January 25, 2016; and (5) provides for late payment penalties and a reversion of principal amount of the Note in the event of certain specified defaults.

Net Cash – Operating Activities

Net cash used in operating activities increased by $316,473, from the net cash used in operating activities of $187,442 for the six months ended June 30, 2012 to net cash used in operating activities of $503,915 for the six months ended June 30, 2013.

This increase is primarily due to the cash used for working capital and funding operations of the completion of the purchase transaction, operation of the Chiurazzi Foundry and management of accounts payable payments. We will continue to manage operating expenses for cash flow control as we seek to re-launch the Chiurazzi brand.

Net Cash – Investing Activities

Net cash flow used in investing activities increased by $3,773, from the net cash flow used in investing activities of $2,192 for the six months ended June 30, 2012 to net cash used in investing activities of $5,965 for the six months ended June 30, 2013. The change is primarily attributable to investment made in the Chiurazzi Foundry and reclamation projects.

Net Cash – Financing Activities

Net cash flow provided by financing activities increased by $408,404, from the net cash flow provided by financing activities of $131,354 for the six months ended June 30, 2012 to net cash flow provided by financing activities of $539,758 for the six months ended June 30, 2013.  The increase in cash provided by financing activities is primarily attributable to proceeds from related party borrowings. The Company has entered into a credit arrangement with related-party, CI Holdings, Inc. to provide ongoing operational cash advances for the interim. Facilities and employees are shared between the two entities to provide a cohesive administrative nexus. As of June 30, 2013, the Company has $214,625 payable to CI Holdings, Inc. related to the credit arrangement. As of June 30, 2013, the Company also has $209,061 payable to CI Holdings, Inc. for receivables the Company collected on behalf of CI Holdings, Inc.

Going Concern Consideration

Our financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2013, the Company has a loss from operations of $327,607 and had an accumulated deficit of $1,559,501 as of June 30, 2013.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. Note 3 of the notes to our consolidated financial statements raises substantial doubt about our ability to continue as a going concern based upon these factors, among others.

Inventories

Inventories are valued at the cost of acquisition or production. The current cost of inventory goods produced is compared to the realizable value from such inventory based on market prices. The production costs include the cost of overhead reasonably attributed to finished products. The current inventory is approximately 100 pieces. Wholesale prices are typically 100% of production costs.

Impact of Inflation

We expect to be able to pass inflationary increases on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Historically, the global art auction market has two primary selling seasons, which typically occur in the second and fourth quarters of the year. Accordingly, auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.

The retail industry in general experiences increasing sales from September through December with declining sales in January and February. This phenomenon is a result of the event-driven seasonality with demand concentrated around holiday gift-giving. We expect that online retail sales trends will follow traditional retail seasonality demand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various factors that we believe to be reasonable under the circumstances. Actual results may differ from those estimates.

Foreign Currency Translation

The “functional currency” of Chiurazzi Srl is its local currency, the Euro. The translation from the applicable foreign currency to US Dollars was performed for this discussion and analysis for balance sheet accounts using the exchange rate in effect as of the balance sheet date and for revenue and expenses items using a weighted average exchange rate for the applicable periods.

Item 3.                   QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.                   CONTROLS AND PROCEDURES

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company has identified the following as material weaknesses:

  inability to sufficiently segregate duties as a result of a small number of personnel in the Company;
  inability to put a formal audit committee in place;
  inability to engage any independent directors for the Company;
  Chiurazzi Srl operates out of Italy, and we have no Italian controller in place, and rely on a third party for day to day accounting.

The Company and its advisors are in the process of reviewing and completing a formal Disclosure Controls and Procedures policy and we expect to have such a policy in place by the end of the third quarter 2013 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the fourth quarter 2013. Management is in the process of implementing a remediation plan of the above-mentioned weaknesses in our internal control over financial reporting which includes but is not limited to the following steps:

•	Purchase and install additional accounting software to upgrade internal controls capabilities (that would also include the operations of Chiurazzi Srl);
•	Establish and implement a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K (established in connection with this Form 10-Q);
•	Hire additional personnel to assist with the accounting, such as a controller;
•	Engage independent directors for the Company’s Board of Directors and form an audit committee in the future; and
•	Employ the use of appropriate SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans has been initiated and will continue during the remainder of fiscal 2013 and possibly through the first half of fiscal 2014. The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

PART II – OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

None

Item 1A.                RISK FACTORS

Not applicable

Item 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase Transaction. As a result of the purchase transaction, we acquired 100% of the issued and outstanding share capital of Chiurazzi Srl in exchange for the issuance of 9,700,000 shares of our common stock to CI Holdings, Inc. (“Seller”). The common stock issued to the Seller was not registered under the Securities Act but was issued in reliance upon the exemptions from the registration requirements of the Securities Act as set forth in Section 4(2) thereof. The Seller acquired the securities for investment purposes without a view to distribution. Furthermore, it had access to information concerning the Company and our business prospects, there was no general solicitation or advertising for the sale of the securities, and the securities are restricted pursuant to Rule 144.

Item 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                   MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.                   OTHER INFORMATION

Following the end of the quarter, effective July 24, 2013, the Company entered into Amendment No. 3 to the Secured Promissory Note with CI Holdings, Inc. (the “Holder”) which (1) reduces the principal amount of the Note to $1,272,500; (2) waives interest under the Note if all payments are paid within 10 days of their due date; (3) provides, in exchange for the reduction of the principal amount of the Note, an agreement for the issuance to Holder of 700,000 shares (the “Stock”) of the Company’s unregistered common stock (representing approximately 2.9% of the outstanding common stock of the Company) in a transaction exempt under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended; (4) modifies the payment schedule as follows: $40,000 due upon the earlier of execution of Amendment No. 3 or July 30, 2013; $50,000 due on August 26, 2013 and $40,000 due on the 26th day of each consecutive month thereafter until January 25, 2016; (5) provides for late payment penalties of $1,000 per day up to a maximum of $10,000; and (6) in the event of payments more than 30 days past due, provides for a return of the Stock to the Company (or reduction of unpaid principal to the extent of net proceeds from sale of the Stock), reversion of principal amount of the Note as calculated pursuant to Amendment No. 2 and reinstates the accrual of interest as provided by Amendment No. 2. Amendment No. 3 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013.

Item 6.                   EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

2.1	Agreement and Plan of Merger and Reorganization dated January 16, 2013 between Clear System Recycling, Inc., a Nevada corporation, Clear System Merger Sub, Inc., a Nevada corporation, and Experience Art and Design, Inc., an Oregon corporation, and for certain limited purposes its shareholders		10.1	Form 10-K File No. 333-174155	March 18, 2013

2.2	Termination of Agreement and Plan of Merger and Reorganization dated May 7, 2013 among Clear System Recycling, Inc., Clear System Merger Sub, Inc. and Experience Art and Design, Inc.		2.2	Form 8-K File No. 333-174155	May 8, 2013

2.3	Stock Purchase Agreement dated May 7, 2013 between Clear System Recycling, Inc. and CI Holdings, Inc.		2.3	Form 8-K File No. 333-174155	May 8, 2013

3.2	Articles of Amendment to Articles of Incorporation filed May 2, 2013 and Certificate of Correction filed May 6, 2013		3.2	Form 8-K File No. 333-174155	May 8, 2013

10.1	Secured Promissory Note dated September 18, 2012 in the amount of $2,800,000 given by CI Holdings, Incorporated to Chiurazzi International, LLC		10.1	Form 8-K File No. 333-174155	May 8, 2013

10.2	Security Agreement dated September 18, 2012 among CI Holdings, Inc., Chiurazzi Internazionale, S.r.l. and Chiurazzi International, LLC		10.2	Form 8-K File No. 333-174155	May 8, 2013

10.3	Pledge Agreement dated September 18, 2012 between CI Holdings, Inc., Chiurazzi International, LLC and Chiurazzi Internazionale, S.r.l.		10.3	Form 8-K File No. 333-174155	May 8, 2013

10.4	Amendment No. 1 to Secured Promissory Note dated March 18, 2013 between CI Holdings, Inc. and Chiurazzi International, LLC		10.4	Form 8-K File No. 333-174155	May 8, 2013

10.5	Assignment and Assumption of Secured Promissory Note dated May 7, 2013 between Experience Art and Design, Inc. and Clear System Recycling, Inc. consented to by Chiurazzi International, LLC and Paul Deloughery		10.5	Form 8-K File No. 333-174155	May 8, 2013

10.6	Commercial Sublease Agreement dated May 7, 2013 between the Company and Masterpiece Investments Corp.		10.6	Form 8-K File No. 333-174155	May 8, 2013

10.9	Executive Employment Agreement dated May 7, 2013 between the Company and Gordon Root		10.9	Form 8-K File No. 333-174155	May 8, 2013

10.10	Executive Employment Agreement dated May 7, 2013 between the Company and Kenneth R. Kepp		10.10	Form 8-K File No. 333-174155	May 8, 2013

10.11	Amendment No. 2 to Secured Promissory Note dated May 30, 2013 between the Company and Chiurazzi International, LLC		10.1	Form 8-K File No. 000-54968	June 7, 2013

10.12	Amendment No. 3 to Secured Promissory Note dated July 30, 2013 between the Company and Chiurazzi International, LLC		10.1	Form 8-K File No. 000-54968	August 1, 2013

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

* Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: August 23, 2013	/s/ Gordon C. Root
Gordon C. Root
President and Chief Executive Officer