Form 10-Q
period 2013-09-30
EXPERIENCE ART & DESIGN, INC.
filed 2013-11-18
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

Common Stock: 25,285,600 shares outstanding as of November 12, 2013.

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
Assets

Current Assets
Cash and Cash Equivalents	$286,156	$43,417
Accounts Receivable, net of Allowance for Doubtful Accounts	163,151	661
Inventories	1,281,762	725,574
Other Current Assets	78,256	10,505
Total Current Assets	1,809,325	780,157

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,469,796
Intangibles, net of Accumulated Amortization	258,292	8,105
Other Non-Current Assets	8,835	11,271
Total Long-Term Assets	1,712,646	1,489,172
Total Assets	$3,521,971	$2,269,329

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$264,456	$317,472
Accounts Payable and Accrued Liabilities	578,167	185,117
Due to Related Party	38,430	-
Stock Payable	25,000	-
Tax Payable	135,385	75,180
Long-Term Debt - Current Portion	480,000	-
Total Current Liabilities	1,521,438	577,769

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	-
Other Liabilities	54,025	37,081
Total Long-Term Liabilities	706,525	37,081
Total Liabilities	2,227,963	614,850

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	9,700
Additional Paid-in Capital	4,008,027	2,906,552
Accumulated Deficit	(2,759,891)	(1,231,894)
Accumulated Other Comprehensive Income (Loss)	20,646	(29,879)
Total Shareholders' Equity	1,294,008	1,654,479
Total Liabilities and Shareholders' Equity	$3,521,971	$2,269,329

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$328,687	$6,842	$450,325	$156,535

Operating Costs:
Cost of Goods Sold	219,626	39,755	261,508	132,102
General and Administrative Expenses	502,091	54,136	838,526	283,216
Total Operating Costs	721,717	93,891	1,100,034	415,318

Net Operating Loss	(393,030)	(87,049)	(649,709)	(258,783)

Other Income (Expense)
Other Income	458	-	458	-
Interest Expense	(30,875)	82	(64,303)	(6,686)
Loss on Settlement of Note Payable	(757,500)	-	(757,500)	-
Total Other Income (Expense)	(787,917)	82	(821,345)	(6,686)

Net Income (Loss) Before Income Taxes	(1,180,947)	(86,967)	(1,471,054)	(265,469)
Provision for Income Taxes	27,418	-	56,943	-
Net Loss	(1,208,365)	(86,967)	(1,527,997)	(265,469)

Other Comprehensive Loss
Foreign Currency Translation Adjustment	80,520	39,463	50,525	(31,552)
Total Comprehensive Loss	$(1,127,845)	$(47,504)	$(1,477,472)	$(297,021)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.01)	$(0.09)	$(0.03)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	24,360,817	9,700,000	17,410,788	9,700,000

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2012	-	$-	9,700,000	$9,700	$2,906,552	$(1,231,894)	$(29,879)	$1,654,479

Shares issued with reverse merger	-	-	13,750,000	13,750	(2,744,914)	-	-	(2,731,164)

Related party forgiveness of debt	-	-	-	-	473,665	-	-	473,665

Shares issued to settle debt	-	-	700,000	700	2,029,300	-	-	2,030,000

Shares issued for cash	-	-	1,075,600	1,076	1,343,424	-	-	1,344,500

Foreign currency translation	-	-	-	-	-	-	50,525	50,525

Net loss	-	-	-	-	-	(1,527,997)	-	(1,527,997)

Balance at September 30, 2013	-	$-	25,225,600	$25,226	$4,008,027	$(2,759,891)	$20,646	$1,294,008

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2013	2012

Operating Activities
Net Loss	$(1,527,997)	$(265,469)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	62,807	65,250
Loss on Settlement of Note Payable	757,500	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	(156,032)	-
Inventories	(320,857)	(217,359)
Prepaid Expenses and Other Assets	(64,250)	94,686
Accounts Payable and Accrued Liabilities	37,469	21,599
Advance from Customers	-	(7,540)
Tax Payable	56,943	-
Other Liabilities	15,667	16,116
Net Cash Used in Operating Activities	(1,138,750)	(292,717)

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	(6,127)	(2,165)
Net Cash Used in Investing Activities	(6,127)	(2,165)

Financing Activities
Proceeds from Issuance of Common Shares	1,369,500	-
Proceeds from Short-Term Borrowings	401,594	-
Proceeds from Borrowings on Debt-Related Parties	229,535	235,772
Payments on Short-Term Borrowings-Related Parties	(475,790)	-
Principal Payments on Long-Term Debt	(135,000)	-
Net Cash Provided by Financing Activities	1,389,839	235,772

Net Effect of Exchange Rate Changes	(2,223)	(394)

Net increase (decrease) in cash and cash equivalents	242,739	(59,504)
Cash at the beginning of the period	43,417	64,030
Cash at the end of the period	$286,156	$4,526

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$473,665	$547,863
Common shares issued to settle related party debt	$2,030,000	$-
Note issued to purchase assets from related party	$459,983	$-

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Description of Business

Experience Art and Design, Inc. (the “Company”), a Nevada corporation, whose principal purpose is to produce, market and sale works of art.

Reverse Acquisition

On May 7, 2013, the Company completed the acquisition of all of the assets of Chiurazzi Internazionale S.r.l. (“Chiurazzi Srl”) pursuant to the terms of the purchase agreement with CI Holdings, Inc.  The Company acquired Chiurazzi Srl, with Chiurazzi Srl continuing as the accounting acquirer and becoming a wholly-owned subsidiary of the Company.  In connection with the acquisition, 9,700,000 common shares were issued to acquire 100% of the assets, liabilities, and equity of Chiurazzi Srl.  The Company also assumed a secured note payable to Chiurazzi International, LLC for $2,540,000 in conjunction with the acquisition.  At the closing of the purchase transaction, we cancelled 23,000,000 shares of restricted common stock held by Arthur John Carter, our President prior to the purchase transaction.

The acquisition was accounted for as a reverse acquisition and Chiurazzi Srl was deemed to be the accounting acquirer in the acquisition.  The Company’s assets and liabilities were recorded at their fair value.  Chiurazzi’s assets and liabilities were carried forward at their historic costs.  The financial statements of Chiurazzi are presented as the continuing accounting entity since it is the acquirer for the purpose of applying purchase accounting.  The equity section of the balance sheet and earnings per share of Chiurazzi are retroactively restated to reflect the effect of the exchange ratio established in the Company.

Pro forma results of operations for the nine months ended September 30, 2013 and 2012, as though this acquisition had taken place at the beginning of each period, are as follows.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Nine Months Ended September 30,
	2013	2012
Revenues	$450,325	$156,535
Net loss	$(1,542,304)	$(325,585)
Loss per common share – basic and diluted	$(0.09)	$(0.03)
Weighted average common shares outstanding – basic and diluted	17,410,788	9,700,000

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

Cash and Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest and non-interest bearing balances due from banks both foreign and domestic with an original maturity of three months or less.  Amounts in depository accounts fluctuate on a daily basis due to activity and liquidity needs.  It is the Company’s policy not to deposit large sums of cash within foreign operational deposit accounts due to financial instability in the region and the Company fund operations on a as need basis.  The Company maintains cash in bank deposit accounts domestically, which at times may exceed the federally insured limits throughout the course of operations.

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

Allowance for Doubtful Accounts

The Company extends credit to customers and other parties in the normal course of business.  The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made.  At September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $77,115 and $108,413, respectively.

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

Property, Plant and Equipment

The Company accounts for property, plant and equipment at historical cost less accumulated depreciation.  Historical cost includes all expenditures that are directly attributable to the acquisition of fixed assets.  Subsequent costs are included in the asset's carrying amount and are recognized as a separate asset, as appropriate, only when there is the probability of future economic benefits.  All other repairs and maintenance are charged to the income statement during the financial period in which they are incurred.  Depreciation is calculated using the straight-line method to allocate their cost to their residual values over their estimated useful lives, as follows:

Plant and machinery                                                       10 to 20 years

Furniture and fixtures                                                     10 to 17 years

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

Intangibles

Intangible assets consist primarily of a trademark which was acquired in the third quarter of 2013 from a related-party CI Holdings, Inc.  Purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment as least annually.

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of September 30, 2013, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  No dilutive securities were outstanding as of September 30, 2013 and 2012.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements.  These grants are accounted for based on the grant date fair values.

Foreign Currency Translation

The functional currency of the Company’s subsidiary outside of the United States is its respective local currency.  The translation from the applicable foreign currency to US dollars is performed for the balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period.  The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss).  As of September 30, 2013, the aggregate foreign currency translation gain was $20,646.

Subsequent Events

The Company has evaluated all transactions from September 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3 - Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended September 30, 2013, the Company has a loss from operations of $1,527,997 and had an accumulated deficit of $2,759,891 as of September 30, 2013.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials and consumables	$8,906	$3,827
Semi-finished goods	65,569	70,576
Finished products	1,207,287	651,171
Total	$1,281,762	$725,574

Note 5 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Plant and machinery	$85,543	$77,465
Furniture and fixtures	5,980	5,845
Specific equipment and collection of moulds	1,595,360	1,559,370
Property, plant and equipment, at cost	1,686,883	1,642,680
Accumulated depreciation	(241,364)	(172,884)
Total, net	$1,445,519	$1,469,796

Note 6 - Intangibles

Intangibles consisted of the following:

	September 30, 2013	December 31, 2012
Trade mark	$250,000	$-
Others	9,329	9,118
Intangibles, at cost	259,329	9,118
Accumulated amortization	(1,037)	(1,013)
Total, net	$258,292	$8,105

Note 7 - Short-Term Borrowings- Related Party

The Company has a credit arrangement with CI Holdings, Inc., a related-party, which has been used to fund their ongoing operations in the interim until permanent financing can be arranged.  At September 30, 2013, the total amount borrowed from CI Holdings, Inc. was $264,456 in a non-interest bearing arrangements.

Note 8 - Long-Term Debt

The Company assumed responsibility for the purchase arrangement between CI Holdings, Inc. and Chiurazzi International, LLC to gain control of Chiurazzi Internazionale S.R.L.  On May 7, 2013, in connection with the merger of Chiurazzi Internazionale S.r.l., the Company assumed the secured note payable to Chiurazzi International, LLC, with an outstanding principal balance of $2,540,000 and accrued interest of $126,437.  On May 30, 2013, the note was amended to modify the payment terms and an additional $50,000 was added to the outstanding principal balance.  Then on July 24, 2013, the note payable was modified for a third time which reduced the outstanding principal balance by $1,272,500 and modified the payment terms.  The following schedule of payments is based on the modified terms:

2013 Payments                        $250,000

2014 Payments                        $480,000

2015 Payments                        $480,000

2016 Payments                        $40,000 + accumulated accrued interest

On September 30, 2013, the outstanding principal balance of the secured promissory note was $1,132,500 with $190,740 of accrued interest.

Note 9 - Income Taxes

The Company has a foreign consolidated affiliate that is taxed as a separate entity in its “functional currency” at their local applicable tax rates.  The deferred tax obligations and credits reported within the consolidated financial statements are due to the affiliate's ongoing operation and were assumed in their acquisition this year.

During 2013, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

Chiurazzi Srl is governed by Italian tax law and is generally subject to tax at a statutory rate of 27.5% on income reported in the statutory financial statements after appropriate tax adjustments. Under Italian tax law, companies that can be considered ‘dormant’ will have to pay 38% corporate income tax (IRES) tax rate applied to a notional income amount. The minimum tax for dormant company is calculated based on certain percentage of its assets. Companies are considered as “dormant” when their ordinary revenues and inventories increasing included in the statement of operations are lower than the ones deriving from certain percentages of its assets. An entity is also considered to be dormant in a fiscal year if it has had tax losses in the three previous years. Chiurazzi Srl has losses since its inception in 2010 and has accrued a minimum tax of $56,943 for the nine months ended September 30, 2013.

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

	Nine Months Ended September 30,
	2013	2012
Current	$56,943	$–
Deferred	–	–
Total	$56,943	$–

Note 10 – Employee Termination Indemnities

Upon dismissal for any reason, employees in Italy are entitled to the “Trattamento di Fine Rapporto” (“TFR”). TFR is deferred compensation that accrues year by year in favor of an employee and is paid upon termination, but is not connected or subject to the circumstances regarding termination. TFR must be contributed by employers to complementary funds (with the exception of employees who have opted out of such allocation) or to a governmental fund established specifically in order to manage TFR accruals. Annual TFR accruals are calculated on the basis of an employee’s salary. Accrued TFR was $54,025 and $37,081 as of September 30, 2013 and December 31, 2012, respectively.

Note 11 – Commitments and Contingencies

The Company leases the foundry and office space under non-cancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases as of September 30, 2013, were as follows:

2013	$13,993
2014	55,973
2015	57,595
2016	59,218
Future minimum lease payments	$186,779

Note 12 - Equity

During the nine months ended September 30, 2013, the Company issued 1,075,600 common shares for $1,344,500 cash. The Company also received cash of $25,000 for the subscription of 20,000 common shares, which have not yet been issued.

In connection with the acquisition transaction with the Company, CI Holdings forgave a total of $473,665 of short-term borrowings.

On August 30, 2013, the Company issued 700,000 common shares to Chiurazzi International, LLC to settle $1,272,500 of note payable. These shares were valued at $2,030,000 based on the market price on the settlement date. The Company recorded a loss on settlement of $757,500 related to this settlement.

Note 13 - Related Party Transactions

During the nine months ended September 30, 2013, the Company purchased trademark and finished goods from CI Holdings, Inc. for $459,983. The purchase was made through a credit arrangement with CI Holdings, Inc. discussed in Note 7.

As of September 30, 2013, the Company has a payable of $20,280 to an officer of Chiurazzi Srl for amounts advanced to the Company. As of September 30, 2013, the Company also has a $18,150 advance from CI Holdings, Inc.

Note 14 - Subsequent Event

Subsequent to September 30, 2013, the Company received cash of $205,000 for the subscription of 164,000 shares of common shares in a private offering of securities. The Company has issued 60,000 of the 164,000 shares. Such shares have not been registered under federal or state securities laws, are restricted and may be sold only pursuant to registration or exemptions thereunder.

Item 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

This Management Discussion and Analysis (MD&A) contains “forward-looking statements”, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “goals”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events.

Overview

We own more than 1,650 historic bronze sculpture moulds representing ancient historic original masterpieces (the “Chiurazzi Mould Collection”), whereby our focus is to create reproductions from such moulds (the “Chiurazzi Collection”) at our Italian foundry (the “Chiurazzi Foundry”). Sculptures and other fine art from the Chiurazzi Collection are then for marketed sale to the public currently through galleries and to individual art collectors directly. We anticipate that international art show sales, auction house sales and sales to museums will expand as relationships develop and solidify. The Company also intends to showcase the Chiurazzi Collection through traveling museum exhibitions and offering precious metals castings.

The business of Chiurazzi has been our sole line of business since May 7, 2013, at which time we purchased 100% of the ownership interest in Chiurazzi Internazionale S.r.l., an Italian company (“Chiurazzi Srl”). Our common stock is quoted on the OTCBB under the trading symbol EXAD.

Outlook Summary

Since 2010, our sales to art collectors, directly and through galleries have served as the Company’s primary revenue generators. We expect our sales to art collectors to continue as the foundation of the Company’s core business in the near term. We anticipate that the sales through additional galleries, through international art shows, to museums and through auction houses will expand as relationships develop and solidify. We look forward to expanded outreach through traveling exhibitions and precious metals castings and anticipate that those outlets will eventually serve to support all of the Company’s future endeavors. We anticipate that the increased exposure of the Chiurazzi Collection and brand through the development of our sales divisions and partnerships will support an expansion of the Company’s business as a whole. We expect the synergies that we anticipate among our sales divisions and partnering relationships with galleries and museums to promote a stronger acceptance of the Chiurazzi brand identity in the market and provide a boost to the Company overall.

We believe we are now in position to move forward with our plan to revive the Chiurazzi brand. Our products are very straight-forward: artistic bronze sculpture in all sizes, up to and including monuments from the Chiurazzi Mould Collection. We plan to capitalize on Chiurazzi’s position as a prolific producer of monumental sculptures. Our growth strategy is anchored by the competitive advantages of, among other things, the artwork of renowned artists, a reliable foundry for the production of artwork operated by experienced artisans and the experience and contacts of senior management.

Factors Affecting Our Operating Results

We expect that our results of operations will be affected by a number of factors including the cost of materials and labor and our ability to successfully re-launch the Chiurazzi brand. During 2011 and 2012 and through the consummation of the purchase transaction, the Chiurazzi Foundry was dormant primarily because the previous owners were focused on the relocation of the Chiurazzi Foundry, completion of a reclamation project and sale of the Chiurazzi business. Sales and revenues were reflective of that the inactivity. Following the purchase transaction, we increased production at the Chiurazzi Foundry to create additional inventory for the Chiurazzi Collection from the Chiurazzi Mould Collection for future sales. Any sales of art from our Chiurazzi Collection stem from overall demand. Demand and our ability to market the Chiurazzi brand are the most significant factors affecting our operating results. If the demand for our Chiurazzi Collection declines or if our marketing efforts are unsuccessful, our operating results will be negatively impacted.

Overview of Demand – Art Sales

While worldwide demand for fine art has been on the decline over the past several years, there has been a recent increase in activity for fine art particularly in the Asian market. We plan to re-introduce the Chiurazzi brand to the global art market. We believe the global art market is rebounding from the 2008-2011 worldwide economic downturn.  According to Artprice, an online art auction market database, total sales of art sold at auction in 2012 amounted to approximately $19 billion. Fine art sculptures, such as the reproductions which comprise the Chiurazzi Collection, are only a small part of the overall fine art market, and Renaissance art is even smaller. The overall market size simply serves as one of many indicators of a potential market for the Chiurazzi Collection.  If demand proves weaker than we anticipate, our operating results will be negatively impacted.

Marketing Programs

An emerging trend in the art marketplace is the expansion of international art fairs which are attended by serious art collectors as well as curators and museum directors. According to a survey of 6,000 art dealers conducted by the European Fine Art Foundation’s Art Market Report by Art Economics (the “Art Economics Report”) as reported by an article published in the August 21, 2013 edition of The New York Times entitled “For Art Dealers, a New Life on the Fair Circuit,” (the “Fair Circuit Article”) dealers worldwide earned about 36 percent of their sales on average through local or international art fairs in 2012, an increase of 6 percentage points from 2010. The Art Economics Report also revealed that some dealers attended up to 10 fairs a year. As stated in the Fair Circuit Article, about 10 million people visited art fairs or similar events in 2011 as reported by artvista.de, a website which tracks art fairs. This movement away from bringing the collector to the art toward bringing the art to the collector in venues around the world illustrates that the art marketplace has become a global enterprise.

International Art Fairs

The globalization of the art marketplace is illustrated by the increasing importance of international art fairs. In view of this trend, the Company explored opportunities to exhibit its artwork at international art fairs which attract serious art collectors who attend in increasing numbers to purchase art. The Company’s efforts have resulted in plans to open an international art exhibit in Taipei, China to run from November 30, 2013 through December 29, 2013. International art fairs are also attended by curators and museum directors. There has recently been a significant increase in dealers’ sales through art fairs and growing attendance figures at international art fairs. The Company believes that international art fairs will be an effective platform from which to exhibit and sell its artwork because such venues attract a group of collectors who comprise the Company’s target audience assembled in a single location.

The Company’s focus on sales of its reproductions from the Chiurazzi Mould Collection to individual art collectors will be the Company’s primary activity in the near term. We have Chiurazzi sculptures on display in three locations: galleries in Palm Beach, Florida and Naples, Florida and the international art exhibit in Taipei which will officially open on November 30, 2013 and run through December 29, 2013. The exhibit in Taipei features 53 sculptures, the Palm Beach gallery showcases 18 pieces (with current plans to feature five additional sculptures), and the Naples gallery has 31 pieces of sculpture on display. We anticipate that sales through additional galleries and sales to auction houses and museums will expand as relationships develop and solidify. Accordingly, management plans to continue dedicating significant time, energy and resources to developing relationships with other galleries, auction and museum contacts throughout North America and Europe and worldwide. The Company will also explore opportunities to exhibit its artwork at other international art fairs which attract serious art collectors who attend in increasing numbers to purchase art.

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

Basis of Presentation

The Company’s acquisition of Chiurazzi Srl has been characterized, for accounting purposes, as a recapitalization with Chiurazzi Srl recognized as the acquirer.

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

Results of Operations

Comparison of Three Month Periods and Nine Month Periods Ended September 30, 2013 and 2012

Overview

Our activity for the three months ended September 30, 2013 was generally focused on the ongoing development of our Chiurazzi brand, whereby we are developing a marketing program to re-introduce the Chiurazzi name in the art industry as described in Marketing Programs above. Specifically, we concentrated on placing sculptures in galleries and exhibits. Beginning in the third quarter and as of the date of this Report, we have 102 Chiurazzi sculptures on display in three locations, with plans to add pieces to be shown at those locations. The venues currently displaying Chiurazzi sculptures include a gallery in Palm Beach, Florida which has 18 pieces (with plans to send five additional sculptures), a gallery in Naples, Florida which is showing 31 pieces and an international art exhibit in Taipei, China scheduled to officially open on November 30, 2013 which exhibits 53 Chiurazzi sculptures.

Following the purchase transaction, we increased production at the Chiurazzi Foundry following a period of inactivity resulting from the uncertainty surrounding the consummation of the purchase transaction.  Prior thereto, the business was inactive primarily because the previous owners were focused on the move of the Chiurazzi Foundry, completion of a reclamation project and sale of the Chiurazzi business. The reclamation project has been completed, and the Chiurazzi Foundry became fully operational during the third quarter.

Management has also continued efforts in the third quarter to secure financing to improve our balance sheet liquidity necessary to develop our marketing platform.

We currently generate our revenue from sales of art work from the Chiurazzi Collection.  During the third quarter, direct sales from the Chiurazzi Collection continued to be weak as the Company devoted significant time in preparation for the Taipei exhibit.

Revenue

Since 2010 we have generated revenue from sales to art collectors.

Total revenue increased by $321,845 or 4704%, from $6,842 for the three months ended September 30, 2012, to $328,687 for the three months ended September 30, 2013. Total revenue increased by $293,790 or 188%, from $156,535 for the nine months ended September 30, 2012, to $450,325 for the nine months ended September 30, 2013.

These variances were primarily due to the timing of specific sales of art when compared to the year earlier. During the nine month period ended September 30, 2013, the increase in revenue was primarily attributable to the sales of pieces from the Chiurazzi Collection.  Further, prior to the purchase transaction, from January through May of 2013, the previous owner of the foundry focused primarily on the sale of the business rather than the sales of art work from the Chiurazzi Collection.

Operating Costs

Costs of Goods Sold

Cost of goods sold increased by $179,871 or 452% from $39,755 for the three months ended September 30, 2012 to $219,626 for the three months ended September 30, 2013. Cost of goods sold increased by $129,406 or 98% from $132,102 for the nine month period ended September 30, 2012 to $261,508 for the nine month period ended September 30, 2013.  The increase of cost of goods sold is a result of the increase of sales.

General and Administrative Expenses

General and administrative expenses increased by $447,955 or 827%, from $54,136 for the three month period ended September 30, 2012 to $502,091 for the three month period ended September 30, 2013. General and administrative expenses increased by $555,310 or 196% from $283,216 for the nine month period ended September 30, 2012 to $838,526 for the nine month period ended September 30, 2013.

The increase was attributable to the specific factors discussed below and included a significant amount of one-time charges related to our purchase transaction in becoming a public company, additional staffing and related compensation expense.   Approximately $75,000 of one-time costs associated with the purchase transaction are included in the costs incurred during the quarter ended September 30, 2013.

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

Operating Income (Loss)

Our operating loss represents an increase of $305,981 or 352%, from an operating loss of $87,049 for the three months ended September 30, 2012 compared to operating loss of $393,030 for the three months ended September 30, 2013.  Our operating loss represents an increase of $390,926 or 151%, from an operating loss of $258,783 for the nine months ended September 30, 2012 to an operating loss of $649,709 for the nine months ended September 30, 2013.

The increase in our operating loss of $305,981 and $390,926 for the three months and nine months ended September 30, 2013, respectively, is primarily attributable to the increase in general and administrative expenses due to a combination of one-time costs related to the purchase transaction, increase in payroll as described above and other associated increases in administrative expenses.

Other Income (Expense)

Other expense of $787,917 for the three months ended September 30, 2013 and $821,345 for the nine months ended September 30, 2013 consists of interest expense relating to the Chiurazzi loan as discussed further in liquidity and capital resources and loss on settlement of note payable. On August 30, 2013, the Company issued 700,000 common shares to Chiurazzi International, LLC to settle $1,272,500 note payable. These shares were valued at $2,030,000 based on the market price on the settlement date. The Company recorded a loss on settlement of $757,500 related to this settlement.

Net Income (Loss)

Net loss increased by $1,121,398 or 1289%, from a net loss of $86,967 for the three months ended September 30, 2012 to net loss of $1,208,365 for the three months ended September 30, 2013. Net loss increased by $1,262,528 or 476% from a net loss of $265,469 for the nine months ended September 30, 2012 to a net loss of $1,527,997 for the nine months ended September 30, 2013.

This loss in both periods was primarily due to a $757,500 loss on settlement of note payable and the increase in general and administrative expenses due to one-time costs related to the purchase transaction and the general inactivity of the Chiurazzi Foundry.

Changes in the Financial Condition for the Period ended September 30, 2013

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, which includes our ability to repay debt, fund and maintain our product offerings, and other general business needs.

At September 30, 2013, we carried $286,156 in cash and cash equivalents on the balance sheet, which had increased by $242,739 since December 31, 2012.  Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.

Since the inception of Chiurazzi Srl in 2010, we have financed operations through private investments in our Company and shareholder loans to the Company. Inter-company advances (which were forgiven in conjunction with the purchase transaction) were made to maintain minimal production capacity at the Chiurazzi Foundry due to decreased art sales during the dormancy of the Chiurazzi Foundry. Following the purchase transaction, our intent was to re-introduce the Chiurazzi brand and generate revenues from art sales. Our art sales fell short of the level needed to generate sufficient revenue to fund our cash requirements, including the Note (as discussed below). While we are experiencing slower than expected sales from the Chiurazzi Collection, which we believe is temporary, we have pursued private equity financing to generate additional cash, to support our operations and to finance capital expenditures.

To strengthen our liquidity position, during the third quarter and through the date of this Report, we received funding through private investment in the amount of $1,449,500 from accredited investors. Such securities sold in the private offering have not been and will not be registered under the Securities Act and may not be sold absent registration or an applicable exemption from registration requirements.  We expect with this investment and other potential private investment, coupled with existing sales and cash on hand, we will be able to fund operations at current levels for the next 12 months. There can be no assurance that future potential private investments will materialize. If art sales do not meet expectations and potential private investments do not materialize, we may have to delay, reduce the scope of or eliminate one or more of our planned marketing programs or make changes to our operating plan.  See Going Concern Consideration section below..

As part of the purchase transaction, the Company assumed the payment obligations under a Secured Promissory Note (the “Note”) in the original principal amount of $2,800,000 owed to Chiurazzi International, LLC (the “Holder”) as amended.  The Note is secured by the quota (or stock) of Chiurazzi Srl.

Our liquidity position is strengthened as our cash requirements for payment of the Note have decreased based on an amendment to the Note. Effective July 24, 2013, the Company entered into Amendment No. 3 to the Note with the Holder which, among other things, (1) reduces the principal amount of the Note from its outstanding balance of $2,545,000 to $1,272,500; (2) waives interest in the amount of $182,000 then due under the Note if all payments are paid within 10 days of their due date; (3) provides, in exchange for the reduction of the principal amount of the Note and abatement and potential cancellation of the interest, an agreement for the issuance to Holder of 700,000 shares of the Company’s unregistered common stock; (4) modifies the payment schedule as follows: $40,000 due upon execution of Amendment No. 3; $50,000 due on August 26, 2013 and $40,000 due on the 26th day of each consecutive month thereafter until January 25, 2016; and (5) provides for late payment penalties and a reversion of principal amount of the Note in the event of certain specified defaults.

Net Cash – Operating Activities

Net cash used in operating activities increased by $846,033 from the net cash used in operating activities of $292,717 for the nine months ended September 30, 2012 to net cash used in operating activities of $1,138,750 for the nine months ended September 30, 2013.

This increase is primarily due to the cash used for working capital and funding operations of the completion of the purchase transaction, operation of the Chiurazzi Foundry and management of accounts payable payments. We will continue to manage operating expenses for cash flow control as we seek to re-launch the Chiurazzi brand.

Net Cash – Investing Activities

Net cash flow used in investing activities increased by $3,962 from the net cash flow used in investing activities of $2,165 for the nine months ended September 30, 2012 to net cash used in investing activities of $6,127 for the nine months ended September 30, 2013. The change is primarily attributable to investment made in the Chiurazzi Foundry and reclamation projects.

Net Cash – Financing Activities

Net cash flow provided by financing activities increased by $1,154,067, from the net cash flow provided by financing activities of $235,772 for the nine months ended September 30, 2012 to net cash flow provided by financing activities of $1,389,839 for the nine months ended September 30, 2013.  The increase in cash provided by financing activities is primarily attributable to cash received from sale of common stocks and net proceeds from related party borrowings. The Company has entered into a credit arrangement with related-party, CI Holdings, Inc. to provide ongoing operational cash advances for the interim. Facilities and employees are shared between the two entities to provide a cohesive administrative nexus. As of September 30, 2013, the Company has $264,456 payable to CI Holdings, Inc. related to the credit arrangement.

Going Concern Consideration

Our financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2013, the Company has a loss from operations of $1,527,997 and had an accumulated deficit of $2,759,891 as of September 30, 2013.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. Note 3 of the notes to our consolidated financial statements raises substantial doubt about our ability to continue as a going concern based upon these factors, among others.

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

Item 3.                   QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.                   CONTROLS AND PROCEDURES

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company and its advisors are in the process of reviewing and completing a formal Disclosure Controls and Procedures policy and we expect to have such a policy in place by the end of the fourth quarter 2013 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the first quarter 2014. Management is in the process of implementing a remediation plan of the above-mentioned weaknesses in our internal control over financial reporting which includes but is not limited to the following steps:

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

None.

Item 1A.                RISK FACTORS

Not applicable.

Item 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2013, the Company issued an aggregate of 768,400 shares of common stock to 21 holders in connection with a private placement of securities for aggregate consideration of $960,500. Following the end of the quarter ended September 30, 2013 and through the date of this Report, the Company issued an aggregate of 367,200 shares of common stock to 11 holders in connection with a private placement of securities for aggregate consideration of $459,000. The common stock issued to the holders was not registered under the Securities Act but was issued in reliance upon the exemptions from registration requirements of the Securities Act provided by Regulation D promulgated thereunder. The holders acquired the securities for investment purposes without a view to distribution. Furthermore, they had access to public information concerning the Company, there was no general solicitation or advertising for the sale of the securities, and the securities are restricted pursuant to Rule 144.

During the quarter ended September 30, 2013, the Company also issued 700,000 shares of its common stock to Chiurazzi International, LLC in connection with Amendment No. 3 to the Promissory Note of the Company held by Chiurazzi International, LLC., which Amendment was disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The consideration received by the Company for the issuance of said shares was a $1,272,500 reduction in principal of the Promissory Note pursuant to Amendment No. 3. The common stock issued to Chiurazzi International, LLC was not registered under the Securities Act but was issued in reliance upon the exemptions from registration requirements of the Securities Act provided by Regulation D promulgated thereunder. The holder acquired the securities for investment purposes without a view to distribution. Furthermore, it had access to public information concerning the Company, there was no general solicitation or advertising for the sale of the securities, and the securities are restricted pursuant to Rule 144.

Item 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                   MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.                   OTHER INFORMATION

Following the end of the quarter ended September 30, 2013, as reported by the Company in the Current Report on Form 8-K filed with the Commission on October 24, 2013, on October 22, 2013, by unanimous action of the Board, Dr. Thomas Keith was appointed as a director of the Company to fill the vacancy created as a result of the resignation of Michael Noonan on June 3, 2013. Dr. Keith’s term will expire at the next annual meeting of shareholders. Dr. Keith is the holder of a 32.47% interest in CI Holdings, Inc. which holds a 41.36% interest in the Company. Dr. Keith is currently also a shareholder of Masterpiece Investments Corp. which is a party to a non-binding term sheet for the acquisition of certain its assets by the Company, which term sheet was disclosed by the Company in its Current Report on Form 8-K filed with the Commission on June 7, 2013.

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: November 18, 2013	/s/ Gordon C. Root
Gordon C. Root
President and Chief Executive Officer