Form 10-K
period 2013-12-31
EXPERIENCE ART & DESIGN, INC.
filed 2015-07-02
CIK 1514888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

———————
Experience Art And Design, Inc.
(Exact name of registrant as specified in its charter)
———————

Nevada	333-174155	27-4673791
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

27929 SW 95th Ave, Suite 1101, Wilsonville OR 97070
 (Address of Principal Executive Office) (Zip Code)

503-685-9878
(Registrant's telephone number, including area code)
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes  ☑   No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  25,409,600 as of December 31, 2013

PART I
Forward-Looking Statements
Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.
All references in this Form 10-K to the "Company," "we," "us" or "our" are to Experience Art and Design, Inc.
Item 1.                          Business
Business Development
Experience Art and Design, Inc. was incorporated in the State of Nevada on January 24, 2011, and our fiscal year end is December 31.  On May 7, 2013, the Company completed the acquisition of all of the assets of Chiurazzi Internazionale S.r.l. ("Chiurazzi Srl") pursuant to the terms of the purchase agreement with CI Holdings, Inc.  The Company acquired Chiurazzi Srl, with Chiurazzi Srl continuing as the accounting acquirer and becoming a wholly-owned subsidiary of the Company.  In connection with the acquisition, 9,700,000 common shares were issued to acquire 100% of the assets, liabilities, and equity of Chiurazzi Srl.  The Company also assumed a secured note payable to Chiurazzi International, LLC for $2,540,000 in conjunction with the acquisition.  At the closing of the purchase transaction, we cancelled 23,000,000 shares of restricted common stock held by Arthur John Carter, our President prior to the purchase transaction.

The acquisition was accounted for as a reverse acquisition and Chiurazzi Srl was deemed to be the accounting acquirer in the acquisition.  The Company's assets and liabilities were recorded at their fair value.  Chiurazzi's assets and liabilities were carried forward at their historic costs.  The financial statements of Chiurazzi are presented as the continuing accounting entity since it is the acquirer for the purpose of applying purchase accounting.  The equity section of the balance sheet and earnings per share of Chiurazzi are retroactively restated to reflect the effect of the exchange ratio established in the Company.

As a result of the purchase transaction, we are now engaged in the business of producing sculptures and other fine art work from historic moulds for sale to museums, art collectors through galleries and fine art auction houses, precious metals castings and traveling exhibitions. The moulds from which the sculptures are produced were derived from works owned by prominent museums as well as works from the Vatican originally created by the Chiurazzi Foundry in the late 1800s. The Chiurazzi business thrived during the early 1900s and fell into dormancy with the demise of the Chiurazzi family in the late 1900s. The Chiurazzi Foundry has now been updated, and the moulds have been cleaned and inventoried. The Company is now positioned to revive the market for sculptures and other fine art work made from Chiurazzi moulds and introduce a modern collection derived from the historical Chiurazzi moulds as more fully described in "Description of Business" below. Until May 2, 2013, our corporate name was Clear System Recycling, Inc. In connection with the purchase transaction we amended our Articles of Incorporation to change the name of our Company to Experience Art and Design, Inc., and trading symbol for our common stock on the OTC Bulletin Board was changed from CLSR to EXAD. As a result of the purchase transaction, Chiurazzi Srl is our wholly-owned subsidiary, with Seller acquiring 9,700,000 shares of our common stock. The purchase transaction was consummated pursuant to the Purchase Agreement.
The Company is an "emerging growth company" ("EGC"), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's ("SEC's") reporting and disclosure rules.

Business of Issuer
We were formed as a Nevada corporation on January 24, 2011 under the name "Clear System Recycling, Inc." as a development stage company for the purpose of operating as a business to offer waste recycling services for hospitals. On May 12, 2011, we filed a registration statement with the US Securities and Exchange Commission (SEC), which became effective on July 12, 2011, and we became a publicly-reporting and trading company. Thereafter, we determined to discontinue our efforts to offer medical waste recycling services and to proceed in a different direction with a new business plan.

On May 31, 2012, the Company entered into a non -binding Memorandum of Understanding to merge with Masterpiece Investment Corp. ("MIC"). On September 28, 2012, the Memorandum of Understanding was terminated by mutual agreement of the parties.
On September 20, 2012, we entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of CI Holdings, Incorporated ("CI"), an Oregon corporation, the holding company for Chiurazzi Internazionale S.r.l., an Italian corporation. The Memorandum of Understanding is subject to appropriate legal and accounting due diligence, as well as board and shareholder approval, in order to complete a definitive agreement between the parties. Chiurazzi Internazionale S.r.l. owns and operates the Chiurazzi Foundry based in Casoria, Italy, which houses the world renowned Chiurazzi Mould Collection.  The collection, comprised of more than 1,650 artistic bronze sculpture mould taken from original marble masterpieces housed in many of the most famous museums in the world, is essentially the national archive of Italian sculpture and artifacts.
As described in our reports on Form 8-K filed with the SEC on June 6, 2012 and June 15, 2012 our sole officer and director, Ms. Min Zou resigned during the period covered by these reports, and Messrs. Arthur J. Carter and Michael Noonan were appointed to serve as our officers and directors.
Effective June 28, 2012, the Company completed a 12.5 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 11.5 additional shares of the Company's $0.001 par value common stock for every one (1) share owned.
On January 16, 2013 we entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby Experience Art + Design, Inc., f/k/a CI Holdings, Inc., an Oregon corporation, will be merged with and into a wholly-owned subsidiary of the Company and will, upon closing, operate as a wholly-owned subsidiary of the Company. Experience is the holding company for Chiurazzi Internazionale S.r.l. an Italian Corporation.  The Merger Agreement is being executed pursuant to an MOU entered into by the Company and Experience announced on September 24, 2012.
Following the closing of the purchase transaction with Seller, the business of Chiurazzi Srl became the sole line of business of the Company. Accordingly, we believe the past trading history of the common stock of Clear System Recycling, Inc. should not be viewed as relevant due to the change in our business. The prior market price was not based on the earnings or profits of Chiurazzi Srl that will be operated by the Company going forward. Thus, the market price of our common stock may decline as a result of the purchase transaction as well as any number of other factors set forth herein and as are more fully described in the "Risk Factors" section of this report.
As a result of the purchase transaction, Chiurazzi Srl is our wholly-owned subsidiary and our sole operating business. Chiurazzi Srl owns more than 1,650 historic bronze sculpture moulds representing ancient historic masterpieces (the "Chiurazzi Mould Collection"). Our focus is to create reproductions (the "Chiurazzi Collection") of such masterpieces from the Chiurazzi Mould Collection at our Italian foundry. The foundry, located in Casoria, Italy (the "Chiurazzi Foundry"), is the facility where the reproduction sculptures are created from the Chiurazzi Mould Collection.   Throughout this report, we refer to "Chiurazzi" as our business, which is comprised of the Chiurazzi Mould Collection, the Chiurazzi Collection and the Chiurazzi Foundry.
Number of Employees
As of December 31, 2013, we employed 23 full-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good.

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
Change of Control
Not Applicable
 Item 1A.                          Risk Factors

 Risks Related to Our Business and Our Industry
The Company's limited operating history does not afford investors a sufficient history on which to base an investment decision.
            While the Chiurazzi Foundry has been in existence since 1870, its operating history over the past two decades has been limited. Accordingly, the Company has a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in the current economic conditions of the United States. Such risks include, but are not limited to, the following:
•	Competition from companies that have substantially greater financial resources than the Company;
•	Ability of the Company to anticipate demand for the products offered by the Company in the current economic environment;
•	Amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
•	Dependence on key personnel with the necessary experience and relationships in the art business.
            While the Company's key personnel have experience operating businesses of the same type as we conduct, we cannot be certain that our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.
We are dependent on the Chiurazzi Foundry's production of sculptures.
            Our current strategy is to produce, promote and sell artwork produced from the Chiurazzi Mould Collection by the Chiurazzi Foundry. We currently feature and sell sculptures created from moulds of sculptures by artisans in the Chiurazzi Foundry. We are dependent on the Chiurazzi Foundry artisans to continue production of works of art to the Company, if we lose any of our artisans, it may take significant time to train a new artisan to work at the Chiurazzi Foundry.
Management has limited experience operating an Italian subsidiary
            Our operating subsidiary, Chiurazzi Srl, is an Italian entity with operations at the Chiurazzi Foundry in Casoria, Italy. Operations at the Chiurazzi Foundry through an Italian entity are subject to risks inherent in doing business in Italy. Such risk factors include, but are not limited to, the following:
•	Italian legal and regulatory requirements;
•	potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;
•	risk of nationalization of private enterprises by foreign governments;
•	legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and
•	local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

           Our management has limited experience in managing a business with operations in Italy. We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our operations in Italy and upon our financial condition and results of operations overall.
            We are involved in production and sales of works of fine art. Our business is not diversified, which could result in significant fluctuations in our operating results. A downturn in our industry sector may reduce our stock price, even if our business is successful.
            We are a company involved in the production and sales of works of fine art, and, accordingly, dependent upon trends in our business sector. Downturns in our industry could adversely affect our business. A downturn in our sector may reduce our stock price, even if our business is successful. The popularity of collecting art can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of art, general consumer confidence and trends and their impact on disposable income, interest rates and other general economic conditions.

Declines in general economic conditions could result in decreased demand for our products, which could adversely affect our operating results.

The availability of discretionary or disposable income and the confidence of art collectors about future economic conditions are important factors that can affect the willingness and ability of collectors and consumers to purchase, and the prices that they are willing to pay for, pieces of fine art.  As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the purchases of fine artwork; and (ii) reducing the ability of customers to pay outstanding accounts receivable.

Temporary popularity of some pieces of art may result in short-term increases, followed by decreases, in the volume of sales, which could cause our revenues to fluctuate.

Temporary consumer popularity or "fads" among collectors may lead to short-term or temporary increases, followed by decreases in the volume and in the average price of art pieces which we sell. These trends may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of selling pieces of art, but also because such trends could lead to increased price competition, which could require us to reduce the sales prices of artwork in order to maintain market share.

Our inventory of art pieces and our production capacity are limited, and increased demand may lead to difficulty in producing art pieces in a timely manner.
            The Company's inventory of artwork and production capacity are limited. If demand exceeds supply, there can be no assurance that the Company would be able to secure timely production of artwork sufficient to satisfy customer demand.
Industry sales cycles can be unpredictable.
Sales cycles for customers who purchase art are generally unpredictable due primarily to the discretionary nature of the purchase of artwork. Our customers will typically purchase art through galleries and auctions when discretionary income is abundant. When economic conditions preclude art patrons from purchasing artwork, such a downturn in sales will affect our financial projections and could adversely affect results of operations.
Operational factors may reduce production below projections, causing a reduction in revenue.
The number of pieces of art that may be produced by the Company depends upon many factors, including but not limited to:
•         Interruptions in the business of the Chiurazzi Foundry which produces our sculptures;

•         Availability of artisans to create artwork from our moulds; and
•         Availability and price of materials used to create sculptures including silver and bronze.
If projections are not realized, we could face a number of material consequences, including the following:
•         our sales may be significantly lower than forecast, and
•         we may be unable to maintain sufficient inventory to successfully market the Company's products  and as a result revenue would be lower than forecasted.
Manufacture of artwork is subject to disruption.
As with all manufacturing facilities, operation of our sculpture business will involve operating risks, including:
•         foundry shutdown due to a breakdown or failure of equipment or processes, violation of permit requirements (whether through operations or change in law), operator error or catastrophic events such as fires, explosions, floods or other similar occurrences affecting us, the foundry which produces our sculptures and/or third parties upon which our business may depend; and

•         disputes with labor unions in which certain personnel involved in the operation of the foundry are members and disputes under various collective bargaining agreements applicable to the foundry.
The occurrence of one or more of these events could significantly reduce revenues expected to be produced and/or significantly increase the expenses of production, thereby adversely affecting our business, results of operations and financial condition.
We depend on our ability to find and retain artisans to create artwork in a timely and consistent manner, and failure to do so would adversely affect our operations and financial performance.
Our success in the industry requires additional and continuing development to become and remain competitive. Our future success will depend, in part, on our ability to continue to find and retain artists, artisans and technicians to produce sculpture for sale. We expect to continue to make substantial investments in development activities. This development activity will require continued investment in order to maintain and grow our market position. We may experience unforeseen problems in our development endeavors. We may not achieve widespread market acceptance of our sculptures. We may not meet some of these requirements or may not meet them on a timely basis. We may modify plans for the creation and sale of artwork which may substantially increase our expenses. These factors could materially affect our ability to forecast operations and negatively affect our stock price, results of operations, cash flow and financial condition.
We have operations in Italy without day-to-day presence of executive officers, and we will depend on employees, consultants and outside advisors in Italy for some of our primary business operations.
Corporate management of the Company is located at its headquarters in Wilsonville, Oregon. The Chiurazzi Foundry is located in Italy. Executive officers of the Company will not be on site at the Chiurazzi Foundry on a daily basis. We will, therefore, depend upon our General Manager, foundry employees and may engage accountants, technical experts, appraisers, attorneys, consultants and advisors to assist in business operations in Italy. The selection of any such employees and consultants will be made by our officers without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. There is no guarantee that the Italian employees and consultants will provide services necessary to operate the Company's business in a manner which will prove profitable to the Company. Our business operations and results of operations will suffer if we are unable to maintain satisfactory relationships with employees and consultants in Italy.
We face competitive pressures from a variety of competitors in the markets we serve.
            We are a small company, and we will be operating in a highly competitive market, and this competition may accelerate in the future. Some competitors have, or may have, substantially greater financial, marketing or technical resources, and in some cases, greater name recognition and experience than we have. Some competitors, including traditional "brick and mortar" art galleries and online art dealers and European and large U.S. companies, may enter markets we serve. Such competitors may sell artwork at low prices in order to obtain market share. There are a limited number of desirable art pieces and a limited number of markets. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of artwork than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. This would in turn reduce our market share, reduce our overall sales and require us to invest additional funds in marketing and/or new technology development. If we cannot compete successfully against competitors, this will have a negative impact on our business, financial condition, results of operations and cash flow.

Access to and availability of distribution networks are critical to success of our art business; failure to obtain sufficient network connections for future sales of art would adversely affect our operations and financial performance.
            We must continue to develop relationships with art galleries, museums and auction houses in order to promote sales of our art. If we are unable to develop distribution networks for any of our business segments, our business operations and financial performance will be adversely affected.
We will likely need additional capital to fund our growing operations and if we are not able to obtain sufficient capital, we may be forced to limit the scope of our operations.
In connection with our growth strategies, we will likely experience increased capital needs and we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including
•         our profitability,
•         the competition encountered in the marketplace,
•         the level of our investment in development and
•         the amount of our capital expenditures, including acquisitions.
We cannot assure you that we will be able to obtain capital in the future to meet our needs.
Market conditions and other factors may not permit future financings. Our ability to arrange financing is dependent on numerous factors including general economic and market conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. If we cannot obtain additional funding, we may be required to limit our investments in development activities, limit our marketing efforts and decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.
Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that additional financing will be available to us or, if available, will be on terms favorable to us.
As we become more involved in international business transactions, we will be exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

              We intend to conduct international sales efforts, and we expect to have clients located in many countries. Our international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

• new and different legal and regulatory requirements in local jurisdictions;
• potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;
• risk of nationalization of private enterprises by foreign governments;
• legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and
• local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

              We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where we will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations and upon our financial condition and results of operations.

              Since our products may be available over the Internet in foreign countries and we expect to have clients residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from service providers located elsewhere.

              Our operations in developing markets could expose us to political, economic and regulatory risks that are greater than those we may face in established markets. Further, our international operations may require us to comply with additional United States and international regulations.

              For example, we must comply with the Foreign Corrupt Practices Act, or "FCPA," which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We may operate in some nations that have experienced significant levels of governmental corruption. Our employees, agents and contractors, including companies to which we may outsource business operations, may take actions in violation of our policies and legal requirements. Such violations, even if prohibited by our policies and procedures, could have an adverse effect on our business and reputation. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

              In addition, our ability to attract and retain clients may be adversely affected if the reputations of the fine art industry as a whole or particular auction houses or galleries are damaged. The perception of untrustworthiness within the fine art industry or of auction houses or galleries could materially adversely affect our ability to attract and retain clients.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business.

              We rely on certain third-party computer systems or third-party service and software providers, including data centers, technology platforms, back-office systems, Internet service providers and communications facilities. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

              We host our platform and serve all of our customers from our network servers, which will be located at various data center facilities worldwide. Problems faced by our data center locations or with the telecommunications network providers with whom we may contract could adversely affect the experience of our customers. If our data centers are unable to keep up with our growing needs for capacity or close without adequate notice, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our services could harm our reputation and adversely affect the performance of our platform. Interruptions in our services might reduce our sales revenues, subject us to potential liability and thereby adversely affect our business, financial condition, results of operations and cash flows.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in the fine art market, we believe that we must expand our development activities to include online auctions and international markets, among others, as well as explore other outlets for the sale of artwork. This expansion will place a significant strain on our management team and our operational, accounting and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively hire, train, motivate and manage our employees. Our failure to properly manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.
If we are not able to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.
Our business plan is based on circumstances currently prevailing and the assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of operation. However, we cannot assure you that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.
Our executive officers, board of directors and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.
Our success depends upon a number of key management, sales, artistic, technical and other critical personnel, including our executive officers, our board of directors and key employees with expertise in the industry. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled artistic, technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in creating artwork, effectiveness of sales efforts, quality of customer service, and completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the fine art industry is intense, and we may be unable to attract, integrate and retain such personnel successfully.
Economic conditions may impact the success of sales to museums.
A portion of our business is generated from selling artwork to museums. During the current economic downturn, charitable giving and donations to nonprofit organizations have declined which has resulted in a decrease in funding available to museums to acquire art. A continuing economic slump, future recessions, unemployment, inflation or other economic events could negatively impact the demand for the products sold to nonprofit organizations and may have a material adverse effect on our operations and ability to continue business.
We may not be in compliance with various art certification and labeling laws.
California and New York state law, among others, contain various certification and labeling requirements for sale and delivery of limited edition reproductions of artwork. We can make no assurances that the Company is in compliance with such laws. If we were ever found not to be in compliance with such laws, the Company could face liabilities that may have a material adverse effect on our financial condition and our ability to continue to operate.
We may be unable to adequately insure ourselves and our assets.
            We maintain general liability insurance coverage to cover certain potential risks and liabilities of the Company. However, in the current environment, insurance companies are increasingly specific about what they will and will not insure, such as loss caused by hurricanes, floods, wars, earthquakes, terrorist attacks, or other similar events, as well as losses related to mould damage. It is possible that we may not be able to secure or maintain sufficient insurance to meet our needs, may have to pay higher than anticipated premiums for the coverage or may not be able to acquire any insurance for certain types of business risk. Additionally, we may elect to decline insurance coverage in certain instances due to its prohibitive cost, and this could leave us exposed to potential claims. If major uninsured loss occurs, particularly the loss of all or a portion of our mould or art collections, our financial condition and operating results will be negatively impacted.

No assurance of profitability.
            The art and collectible industries are very competitive and the Company's success will be dependent upon market acceptance of works of art offered by the Company and the effectiveness of its marketing program to maintain and attract customers. There can be no assurance that our business plan will be successful or result in earning sufficient revenues or any profit. Moreover, demand for artwork is affected by the general economic conditions in the United States, Europe and Canada. When economic conditions are favorable and discretionary income increases, purchases of non-essential items such as sculpture and other works of art tend to increase. When economic conditions are less favorable, however, sales of artwork are generally lower.

Global market disruptions may adversely affect our business and results of operations.

            Recent disruptions in the current global credit and financial markets have included diminished liquidity and credit availability, a decline in economic growth and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We believe that the recent global economic slowdown and the resulting slow recovery have caused certain customers to reduce or delay capital spending plans, which, if prolonged, could impact our growth expectations as potential and existing customers continue to delay decisions to purchase or upgrade their systems. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and its potential impact on our business. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Our business is subject to risks of terrorist acts, acts of war, political unrest, public health concerns, labor disputes and natural disasters.

Terrorist acts, acts of war, political unrest, public health concerns, labor disputes or national disasters may disrupt our operations, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could weaken the domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition, including loss of sales or customers.

The value of art is subjective and often fluctuates, exposing us to losses in the value of our inventory and significant variability in our financial results.

            The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective, and the realizable value of art often fluctuates over time. Accordingly, we are at risk as to the realizable value of art held in our inventory, and our financial results may significantly vary from period to period.

Our success will depend upon our ability to develop relationships with customers.

            Our performance depends, in large part, on our ability to develop relationships with potential customers who will purchase our merchandise, whether for such customers' personal uses, subsequent sale or investment, in sufficient quantities. We currently have no long-term contracts or other contractual assurances with our present or past customers.  If we do not develop sufficient customer relationships, we may not become profitable.

It is necessary that we continue to develop the Chiurazzi brand.

            Our growth in the future, especially as we attempt to expand our sales, depends upon strengthening our brand recognition and the acceptance of our products. This is particularly true in light of the increasing number of competitors in our market. Promoting and positioning our brand will depend largely on the success of our marketing efforts, the efforts of our management and our ability to provide high quality services and products. If we fail to successfully promote and market our business or to increase our brand name awareness, our business, financial condition and operating results could be materially adversely affected.

Our inability to respond quickly to market changes could have a material adverse effect on our financial condition and resultant operations.

            Many of the sculptures and other art which we market appeal to collectors of Renaissance and Hellenistic artistic bronze sculpture and artifacts. This market segment has grown in popularity over recent years, and we believe that there is room for more growth. The market for artwork, however, is subject to changing customer tastes and the need to create and market new products. Demand for artwork is influenced by the popularity of certain themes, cultural and demographic trends, marketing and advertising expenditures and general economic conditions, among other factors. Because these factors can change rapidly, customer demand also can shift quickly. We may not always be able to respond effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market even if such products are available to us. If we were to materially misjudge the market, certain sculptures and other artwork may remain unsold.

We will depend on outside advisors for some of our primary business operations.
To supplement the business experience of our officers and directors, we will be required to employ accountants, technical experts, appraisers and attorneys or engage other consultants or advisors. The selection of any such advisors will be made by our officers without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.
We have no intellectual property protection on our products.

We have no intellectual property rights on the moulds from which we produce sculptures. There is no assurance that some of our products will not infringe upon patents or technologies owned by others. We do not consider the absence of intellectual property rights detrimental to our business.
We do not have a majority of independent directors serving on our board of directors, which could present the potential for conflicts of interest.
We do not have a majority of independent directors serving on our board of directors. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between us and our stockholders generally, and the controlling officers, stockholders or directors.
Nevada law and our Bylaws protect our directors from certain types of lawsuits which could make it difficult for us to recover damages from them in the event of a lawsuit.

Nevada law provides that a corporation must indemnify directors to the extent that they have been successful in the defense of an action to which such director was a party by reason of the fact that he was a director of the corporation. Our Bylaws provide for indemnification of officers, directors, employees and agents to the extent permitted by Nevada law. The directors may also cause the Company to indemnify an officer, employee or agent of the Company for liability incurred by such individuals resulting from their acting as an officer, employee or agent of the Company. The directors may cause the Company to purchase and maintain insurance for the benefit of any director, officer, employee or agent of the Company for liability incurred as a result of acting in such capacity. These provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require the Company to use its assets to defend directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.
Our senior management has limited or no experience in the management of a public company.

            The individuals who now constitute our senior management have limited or no experience in the management of a public company prior to managing the Company. Such responsibilities include complying with federal securities laws and making disclosures on a timely basis. There can be no assurance that our senior management will be able to implement programs and policies in an effective and timely manner that adequately respond to legal and regulatory requirements associated with operating a public company.
As a result of our operating as a public company, our management will be required to devote substantial time to new compliance initiatives, which may divert management's attention from the growth and operation of our business.
            The Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the SEC impose a number of requirements on public companies, including provisions regarding corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain directors and officers liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

            In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
We will incur increased costs as a result of being a public company.

            As a result of the purchase transaction, Chiurazzi Srl became the operating subsidiary of a public reporting company. As a public reporting company, we expect to incur significant additional legal, accounting and other expenses that we would not otherwise incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules subsequently implemented by the Securities and Exchange Commission has required changes in corporate governance practices of public companies. We expect these rules and regulations to make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur or the timing of such costs. Such laws and rules and regulations are also subject to change and subject to varying interpretations. Their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, rules and regulations are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, rules and regulations differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

Risks Related to Our Common Stock
There is a limited market for our common stock and a more active trading market may not develop or, if developed, may not be sustained.
There is a limited public market for our common stock. A more active trading market may never develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the market value and increase the volatility of your shares of common stock. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.
The market price of our common stock may be volatile and may decline in value.
There can be no assurance that the market value of our common stock will retain its current value or continue to trade at pre-purchase transaction trading prices. The market price of our common stock is highly volatile, and if a more active market develops, will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.
If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.
Our stockholders may experience dilution if common stock is issued upon exercise of options.
We have established an incentive compensation plan for our management and employees.  We expect to grant awards under the plan including, among others, restricted stock awards and options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of restricted stock and shares of our common stock upon the exercise of these options may result in dilution to our stockholders.
CI Holdings, Inc., an Oregon corporation, can exert significant influence over us and make decisions that are not in the best interests of all stockholders.
As a result of the purchase transaction, CI Holdings, Inc., an Oregon corporation, controls approximately 41.36% of our outstanding shares of common stock. As a result, this single stockholder will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.
Our common stock is considered "penny stock" and may be difficult to sell.
The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is below $5.00 per share and therefore is designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.
We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.
We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Provisions in Nevada law could discourage a takeover that stockholders may consider favorable.
Nevada law could make it more difficult for a third party to acquire us. Specifically, Section 78.378 et.seq. of the Nevada Revised Statutes which apply to the acquisition of a controlling interest in a corporation may have an anti-takeover effect.
Our stock price could decline as a result of our failure to meet reporting and other regulatory requirements.
            Our new management team will now be responsible for our operations and reporting. This will require outside assistance from legal, accounting, investor relations or other professionals that could be more costly than planned. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.
            Operating as a small public company also requires us to make forward-looking statements about future operating results and to provide some guidance to the public markets. The new management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or any stock market in which our stock is traded.

If we do not implement necessary internal control over financial reporting in an efficient and timely manner, or if we discover deficiencies and weaknesses in existing systems and controls, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.
            It may be difficult to design and implement effective internal control over financial reporting for the operations as we integrate the business we acquired as a result of the Purchase and businesses acquired in the future, if any. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.
            If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, or if our independent registered public accounting firm is unable to attest to the effectiveness of internal controls, is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.
Our status as an operating public company may make it more difficult to attract and retain officers and directors.
            Sarbanes-Oxley and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As an operating public company, we expect these new rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time-consuming and costly than if we were not an operating public company. As an operating public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retained qualified persons to serve on our Board or as executive officers.
Item 1B.                     Unresolved Staff Comments
Not applicable.
Item 2.                          Properties
Clear System's principal place of business and corporate offices are located at 27929 SW 95th Ave, Suite 1101, Wilsonville, OR, 97013. We will occupy approximately 5,000 square feet of office space under a sublease dated May 7, 2013 with Masterpiece Investments Corp. The sublease runs through June 30, 2016 at an initial base monthly rent of $3,000.
Chiurazzi Srl leases the property occupied by the Chiurazzi Foundry at via Capri, 1- 80026, Casoria, Italy. The Chiurazzi Foundry occupies approximately 21,000 square feet under a lease dated November 19, 2011 with Massimo Spavone. The lease is for a term of six years running through December 31, 2016 at a base monthly rent of €3,50 (approximately $4,500).
Item 3.                       Legal Proceedings
In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings, which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.
Item 4.                          Mine Safety Disclosures
Not applicable.

PART II
Item 5.                          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the OTC Bulletin Board under the symbol "EXAD".   Our common stock commenced trading during September 2012 prior to this we had no market in our common stock.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2013, we had 90 shareholders of record of our common stock and 25,409,600 shares outstanding.
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
During the quarter ended September 30, 2013, the Company also issued 700,000 shares of its common stock to Chiurazzi International, LLC in connection with Amendment No. 3 to the Promissory Note of the Company held by Chiurazzi International, LLC., which Amendment was disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The consideration received by the Company for the issuance of said shares was a $1,272,500 reduction in principal of the Promissory Note pursuant to Amendment No. 3. The common stock issued to Chiurazzi International, LLC was not registered under the Securities Act but was issued in reliance upon the exemptions from registration requirements of the Securities Act provided by Regulation D promulgated thereunder. The holder acquired the securities for investment purposes without a view to distribution. Furthermore, it had access to public information concerning the Company, there was no general solicitation or advertising for the sale of the securities, and the securities are restricted pursuant to Rule 144.

During the quarter ended December 31, 2013, the Company received cash of $205,000 for the subscription of 164,000 shares of common shares in a private offering of securities. The Company has issued 60,000 of the 164,000 shares. Such shares have not been registered under federal or state securities laws, are restricted and may be sold only pursuant to registration or exemptions thereunder.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our shares of common stock or other securities during our last quarter of our year ended December 31, 2013.
Use of Proceeds
Not applicable.

Item 6.                          Selected Financial Data
As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations

Overview

Our activity for the year ended December 31, 2013 was generally focused on the ongoing development of our Chiurazzi brand, whereby we are developing a marketing program to re-introduce the Chiurazzi name in the art industry as described in Marketing Programs above. Specifically, we concentrated on placing sculptures in galleries and exhibits. Beginning in the third quarter and as of the date of this Report, we have 102 Chiurazzi sculptures on display in three locations, with plans to add pieces to be shown at those locations. The venues currently displaying Chiurazzi sculptures include a gallery in Palm Beach, Florida which has 18 pieces (with plans to send five additional sculptures), a gallery in Naples, Florida which is showing 31 pieces and an international art exhibit in Taipei, China on November 30, 2013 which exhibited 53 Chiurazzi sculptures.

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

Total revenue increased from $156,535 for the year ended December 31, 2012, to $748,031 for the year ended December 31, 2013.

These variances were primarily due to the timing of specific sales of art when compared to the year earlier. During the year ended December 31, 2013, the increase in revenue was primarily attributable to the sales of pieces from the Chiurazzi Collection.  Further, prior to the purchase transaction, from January through May of 2013, the previous owner of the foundry focused primarily on the sale of the business rather than the sales of art work from the Chiurazzi Collection.

Operating Costs

Costs of Goods Sold

Cost of goods sold increased from $132,102 for the year ended December 31, 2012 to $261,508 for the year ended December 31, 2013. The increase of cost of goods sold is a result of the increase of sales.

General and Administrative Expenses

General and administrative expenses increased from $283,216 for the year ended December 31, 2012 to $1,281,504 for the year ended December 31, 2013.

The increase was attributable to the specific factors discussed below and included a significant amount of one-time charges related to our purchase transaction in becoming a public company, additional staffing and related compensation expense.   Approximately $75,000 of one-time costs associated with the purchase transaction are included in the costs incurred during the year ended December 31, 2013.

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

During recent periods, we have seen increases in the costs relating to certain elements of our production activities. Most of these costs are treated as a "pass-through" to our customers on each project, but we may incur some risk from time to time. These include increases in:

•	the price of raw materials and transportation costs and
•	the amount we must pay in order to attract and retain talented, qualified and experienced artists and artisans to produce artwork for sale.
We believe that the costs for some or all of these items are likely to continue to increase in future periods and, therefore, could negatively impact our results of operations.

Operating Income (Loss)

Our operating loss represents an increase from an operating loss of $258,783 for the year ended December 31, 2012 compared to operating loss of $794,531 for the year ended December 31, 2013.

The increase in our operating loss is primarily attributable to the increase in general and administrative expenses due to a combination of one-time costs related to the purchase transaction, increase in payroll as described above and other associated increases in administrative expenses.

Other Income (Expense)

Other expense of $6,686 for the year ended December 31, 2012 and $821,345 for the year ended December 31, 2013 consists of interest expense relating to the Chiurazzi loan as discussed further in liquidity and capital resources and loss on settlement of note payable. On August 30, 2013, the Company issued 700,000 common shares to Chiurazzi International, LLC to settle $1,272,500 note payable. These shares were valued at $2,030,000 based on the market price on the settlement date. The Company recorded a loss on settlement of $757,500 related to this settlement.

Net Income (Loss)

Net loss increased from a net loss of $265,469 for the year ended December 31, 2012 to net loss of $1,558,933 for the year ended December 31, 2013.

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

At December 31, 2013, we carried $58,434 in cash and cash equivalents on the balance sheet.  Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.

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

To strengthen our liquidity position, during the third quarter and through the date of this Report, we received funding through private investment in the amount of $1,449,500 from accredited investors. Such securities sold in the private offering have not been and will not be registered under the Securities Act and may not be sold absent registration or an applicable exemption from registration requirements .   We expect with this investment and other potential private investment, coupled with existing sales and cash on hand, we will be able to fund operations at current levels for the next 12 months. There can be no assurance that future potential private investments will materialize. If art sales do not meet expectations and potential private investments do not materialize, we may have to delay, reduce the scope of or eliminate one or more of our planned marketing programs or make changes to our operating plan.  See Going Concern Consideration section below..

As part of the purchase transaction, the Company assumed the payment obligations under a Secured Promissory Note (the "Note") in the original principal amount of $2,800,000 owed to Chiurazzi International, LLC (the "Holder") as amended.  The Note is secured by the quota (or stock) of Chiurazzi Srl.

Our liquidity position is strengthened as our cash requirements for payment of the Note have decreased based on an amendment to the Note. Effective July 24, 2013, the Company entered into Amendment No. 3 to the Note with the Holder which, among other things, (1) reduces the principal amount of the Note from its outstanding balance of $2,545,000 to $1,272,500; (2) waives interest in the amount of $182,000 then due under the Note if all payments are paid within 10 days of their due date; (3) provides, in exchange for the reduction of the principal amount of the Note and abatement and potential cancellation of the interest, an agreement for the issuance to Holder of 700,000 shares of the Company's unregistered common stock; (4) modifies the payment schedule as follows: $40,000 due upon execution of Amendment No. 3; $50,000 due on August 26, 2013 and $40,000 due on the 26th day of each consecutive month thereafter until January 25, 2016; and (5) provides for late payment penalties and a reversion of principal amount of the Note in the event of certain specified defaults.
Off-Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 8.                          Financial Statements and Supplementary Data

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X.

EXPERIENCE ART AND DESIGN, INC.

INDEX TO FINANCIAL STATEMENTS

For the Year ended December 31, 2013

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets

Current Assets
Cash and Cash Equivalents	$58,434	$43,417
Accounts Receivable, net of Allowance for Doubtful Accounts	163,151	661
Inventories	1,281,762	725,574
Other Current Assets	78,256	10,505
Total Current Assets	1,581,603	780,157

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,469,796
Intangibles, net of Accumulated Amortization	258,292	8,105
Other Non-Current Assets	8,835	11,271
Total Long-Term Assets	1,712,646	1,489,172
Total Assets	$3,294,249	$2,269,329

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$264,456	$317,472
Accounts Payable and Accrued Liabilities	578,167	185,117
Due to Related Party	38,430	-
Stock Payable	25,000	-
Tax Payable	135,385	75,180
Long-Term Debt - Current Portion	480,000	-
Total Current Liabilities	1,521,438	577,769

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	-
Other Liabilities	54,025	37,081
Total Long-Term Liabilities	706,525	37,081
Total Liabilities	2,227,963	614,850

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	9,700
Additional Paid-in Capital	4,008,027	2,906,552
Accumulated Deficit	(2,987,613)	(1,231,894)
Accumulated Other Comprehensive Income (Loss)	20,646	(29,879)
Total Shareholders' Equity	1,066,286	1,654,479
Total Liabilities and Shareholders' Equity	$3,294,249	$2,269,329
See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012

Revenues	$748,031	$156,535

Operating Costs:
Cost of Goods Sold	261,508	132,102
General and Administrative Expenses	1,281,504	283,216
Total Operating Costs	1,543,012	415,318

Net Operating Loss	(794,531)	(258,783)

Other Income (Expense)
Other Income	458	-
Interest Expense	(64,303)	(6,686)
Loss on Settlement of Note Payable	(757,500)	-
Total Other Income (Expense)	(821,345)	(6,686)

Net Income (Loss) Before Income Taxes	(1,615,876)	(265,469)
Provision for Income Taxes	56,943	-
Net Loss	(1,558,933)	(265,469)

Other Comprehensive Loss
Foreign Currency Translation Adjustment	50,525	(31,552)
Total Comprehensive Loss	$(1,508,408)	$(297,021)

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.03)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	9,700,000
See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2012	-	$-	9,700,000	$9,700	$2,906,552	$(1,231,894)	$(29,879)	$1,654,479

Shares issued with reverse merger	-	-	13,750,000	13,750	(2,744,914)	-	-	(2,731,164)

Related party forgiveness of debt	-	-	-	-	473,665	-	-	473,665

Shares issued to settle debt	-	-	700,000	700	2,029,300	-	-	2,030,000

Shares issued for cash	-	-	1,075,600	1,076	1,343,424	-	-	1,344,500

Foreign currency translation	-	-	-	-	-	-	50,525	50,525

Net loss	-	-	-	-	-	(1,755,719)	-	(1,755,719)

Balance at December 31, 2013	-	$-	25,409,600	$25,409	$4,008,027	$(2,987,613)	$20,646	$1,521,730

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Operating Activities
Net Loss	$(1,755,719)	$(265,469)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	62,807	65,250
Loss on Settlement of Note Payable	757,500	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	(156,032)	-
Inventories	(320,857)	(217,359)
Prepaid Expenses and Other Assets	(64,250)	94,686
Accounts Payable and Accrued Liabilities	37,469	21,599
Advance from Customers	-	(7,540)
Tax Payable	56,943	-
Other Liabilities	15,667	16,116
Net Cash Used in Operating Activities	(1,366,472)	(292,717)

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	(6,127)	(2,165)
Net Cash Used in Investing Activities	(6,127)	(2,165)

Financing Activities
Proceeds from Issuance of Common Shares	1,369,500	-
Proceeds from Short-Term Borrowings	401,594	-
Proceeds from Borrowings on Debt-Related Parties	229,535	235,772
Payments on Short-Term Borrowings-Related Parties	(475,790)	-
Principal Payments on Long-Term Debt	(135,000)	-
Net Cash Provided by Financing Activities	1,389,839	235,772

Net Effect of Exchange Rate Changes	(2,223)	(394)

Net increase (decrease) in cash and cash equivalents	(5,596)	(59,504)
Cash at the beginning of the period	64,030	64,030
Cash at the end of the period	$58,434	$4,526

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$473,665	$547,863
Common shares issued to settle related party debt	$2,030,000	$-
Note issued to purchase assets from related party	$459,983	$-

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

Experience Art and Design, Inc. (the "Company"), a Nevada corporation, whose principal purpose is to produce, market and sale works of art.

Reverse Acquisition

On May 7, 2013, the Company completed the acquisition of all of the assets of Chiurazzi Internazionale S.r.l. ("Chiurazzi Srl") pursuant to the terms of the purchase agreement with CI Holdings, Inc.  The Company acquired Chiurazzi Srl, with Chiurazzi Srl continuing as the accounting acquirer and becoming a wholly-owned subsidiary of the Company.  In connection with the acquisition, 9,700,000 common shares were issued to acquire 100% of the assets, liabilities, and equity of Chiurazzi Srl.  The Company also assumed a secured note payable to Chiurazzi International, LLC for $2,540,000 in conjunction with the acquisition.  At the closing of the purchase transaction, we cancelled 23,000,000 shares of restricted common stock held by Arthur John Carter, our President prior to the purchase transaction.

The acquisition was accounted for as a reverse acquisition and Chiurazzi Srl was deemed to be the accounting acquirer in the acquisition.  The Company's assets and liabilities were recorded at their fair value.  Chiurazzi's assets and liabilities were carried forward at their historic costs.  The financial statements of Chiurazzi are presented as the continuing accounting entity since it is the acquirer for the purpose of applying purchase accounting.  The equity section of the balance sheet and earnings per share of Chiurazzi are retroactively restated to reflect the effect of the exchange ratio established in the Company.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC"), regarding interim financial reporting.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  As such, the information included in this quarterly report on Form 10-K should be read in conjunction with recent company filings with the SEC.

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

Cash and Equivalents

The Company's cash and cash equivalents consist of cash, as well as interest and non-interest bearing balances due from banks both foreign and domestic with an original maturity of three months or less.  Amounts in depository accounts fluctuate on a daily basis due to activity and liquidity needs.  It is the Company's policy not to deposit large sums of cash within foreign operational deposit accounts due to financial instability in the region and the Company fund operations on a as need basis.  The Company maintains cash in bank deposit accounts domestically, which at times may exceed the federally insured limits throughout the course of operations.

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

Allowance for Doubtful Accounts

The Company extends credit to customers and other parties in the normal course of business.  The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made.  At December 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $77,115 and $108,413, respectively.

Inventories

Inventories are valued at the cost of acquisition, cost of production, and (or) deemed market value and are subsequently subject to lower of cost or market accounting on a nonrecurring basis.  The cost of acquisition includes any costs directly attributable to the acquired inventory.  Costs of physical production includes an allocation of raw materials, labor, and overhead allocated based on the estimated hours required to produce finished goods available for sale.  Periodically management reviews the existing finished inventory and determines if any impairment (write down) is required.  The fair value of finished inventory held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent art broker opinion, or management's judgment as to the selling price of similar works of art.  For these finished works of art, the Company obtains fair value measurements from both internal experts regularly available and well versed in such works of art and independent experts as the need arises.

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of December 31, 2013, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  No dilutive securities were outstanding as of December 31, 2013 and 2012.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements.  These grants are accounted for based on the grant date fair values.

Foreign Currency Translation

The functional currency of the Company's subsidiary outside of the United States is its respective local currency.  The translation from the applicable foreign currency to US dollars is performed for the balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period.  The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss).  As of December 31, 2013, the aggregate foreign currency translation gain was $20,646.

Subsequent Events

The Company has evaluated all transactions from December 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3 - Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2013, the Company has a loss from operations of $1,755,719 and had an accumulated deficit of $2,987,613 as of December 31, 2013.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Inventories

Inventories consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials and consumables	$8,906	$3,827
Semi-finished goods	65,569	70,576
Finished products	1,207,287	651,171
Total	$1,281,762	$725,574

Note 5 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2013	December 31, 2012
Plant and machinery	$85,543	$77,465
Furniture and fixtures	5,980	5,845
Specific equipment and collection of moulds	1,595,360	1,559,370
Property, plant and equipment, at cost	1,686,883	1,642,680
Accumulated depreciation	(241,364)	(172,884)
Total, net	$1,445,519	$1,469,796

Note 6 - Intangibles

Intangibles consisted of the following:

	December 31, 2013	December 31, 2012
Trade mark	$250,000	$-
Others	9,329	9,118
Intangibles, at cost	259,329	9,118
Accumulated amortization	(1,037)	(1,013)
Total, net	$258,292	$8,105

Note 7 - Short-Term Borrowings- Related Party

The Company has a credit arrangement with CI Holdings, Inc., a related-party, which has been used to fund their ongoing operations in the interim until permanent financing can be arranged.  At December 31, 2013, the total amount borrowed from CI Holdings, Inc. was $264,456 in a non-interest bearing arrangements.

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
2016 Payments                        $40,000 + accumulated accrued interest

On December 31, 2013, the outstanding principal balance of the secured promissory note was $1,132,500 with $190,740 of accrued interest.

Note 9 - Income Taxes

The Company has a foreign consolidated affiliate that is taxed as a separate entity in its "functional currency" at their local applicable tax rates.  The deferred tax obligations and credits reported within the consolidated financial statements are due to the affiliate's ongoing operation and were assumed in their acquisition this year.

During 2013, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

Chiurazzi Srl is governed by Italian tax law and is generally subject to tax at a statutory rate of 27.5% on income reported in the statutory financial statements after appropriate tax adjustments. Under Italian tax law, companies that can be considered 'dormant' will have to pay 38% corporate income tax (IRES) tax rate applied to a notional income amount. The minimum tax for dormant company is calculated based on certain percentage of its assets. Companies are considered as "dormant" when their ordinary revenues and inventories increasing included in the statement of operations are lower than the ones deriving from certain percentages of its assets. An entity is also considered to be dormant in a fiscal year if it has had tax losses in the three previous years. Chiurazzi Srl has losses since its inception in 2010 and has accrued a minimum tax of $56,943 for the year ended December 31, 2013.

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

	Year ended December 31,
	2013	2012
Current	$56,943	$–
Deferred	–	–
Total	$56,943	$–

Note 10 – Employee Termination Indemnities

Upon dismissal for any reason, employees in Italy are entitled to the "Trattamento di Fine Rapporto" ("TFR"). TFR is deferred compensation that accrues year by year in favor of an employee and is paid upon termination, but is not connected or subject to the circumstances regarding termination. TFR must be contributed by employers to complementary funds (with the exception of employees who have opted out of such allocation) or to a governmental fund established specifically in order to manage TFR accruals. Annual TFR accruals are calculated on the basis of an employee's salary. Accrued TFR was $54,025 and $37,081 as of December 31, 2013 and December 31, 2012, respectively.

Note 11 – Commitments and Contingencies

The Company leases the foundry and office space under non-cancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases as of December 31, 2013, were as follows:

2013	$13,993
2014	55,973
2015	57,595
2016	59,218
Future minimum lease payments	$186,779

Note 12 - Equity

During the year ended December 31, 2013, the Company issued 1,075,600 common shares for $1,344,500 cash. The Company also received cash of $25,000 for the subscription of 20,000 common shares, which have not yet been issued.

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

On October 1, 2013, the Company received cash of $205,000 for the subscription of 164,000 shares of common shares in a private offering of securities. The Company has issued 60,000 of the 164,000 shares. Such shares have not been registered under federal or state securities laws, are restricted and may be sold only pursuant to registration or exemptions thereunder.

Note 13 - Related Party Transactions

During the year ended December 31, 2013, the Company purchased trademark and finished goods from CI Holdings, Inc. for $459,983. The purchase was made through a credit arrangement with CI Holdings, Inc. discussed in Note 7.

As of December 31, 2013, the Company has a payable of $20,280 to an officer of Chiurazzi Srl for amounts advanced to the Company. As of December 31, 2013, the Company also has a $18,150 advance from CI Holdings, Inc.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A.                    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on the COSO framework criteria.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Officers' Certifications
Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                     Other Information
Not applicable.
PART III
Item 10.                      Directors, Executive Officers and Corporate Governance
All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:
Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhang Yue	President, Secretary, Chief Executive Officer (CEO), and Director	57	June 16, 2015

Business Experience
The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.
Zhang Yue, age 57, is a geological engineer.  He studied geological engineering at the Liaoning Provincial Bureau of Geology and Mineral Resources from 1977 to 1980.  From 2004 to the present, he has served as the Head of Technology and Geological Engineer for the Liaoning Geological Prospecting Institute of Marine Engineering.  He has been active as an geological engineer since 1980, with a primary focus on diamond mining.  Mr. Yue speaks English and Mandarin.

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

Compliance with Section 16(a) of the Exchange Act
The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.
Code of Ethics
We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics is attached as exhibit 14, to our December 31, 2011 10K as filed with the SEC on March 19, 2012.  The Company will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to the Company.
Board and Committee Meetings
Our board of directors currently consists of one member Zhang Yue.  The Board held no formal meetings during the year ended December 31, 2013.  As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process
As of December 31, 2013, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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
Item 11.                      Executive Compensation
The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2013 and the period ended December 31, 2012;

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2013 and the period ended December 31, 2012, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arthur John Carter (1) President, Chief Executive Officer, and Director	Dec 31, 2012	0	0	0	0	0	0	0	0
Michael D. Noonan (2) Chief Financial Officer, Secretary, Treasurer and Director	Dec 31, 2013	0	0	0	0	0	0	0	0
Min Zou (3) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	Dec 31, 2012	0	0	0	0	0	0	0	0
Brian Pollard (4) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	Dec 31, 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Cheryl Nesler (5) Secretary and Director	Dec 31, 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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
Grants of Plan-Based Awards
There were no grants of plan based awards during the year ended December 31, 2013.
Outstanding Equity Awards at Fiscal Year End
There was no outstanding equity awards at the year ended December 31, 2013.
Option Exercises and Stock Vested
During our year ended December 31, 2013 there were no options exercised by our named officer.
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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Troy Nikolai 417-16th Avenue West Vancouver BC V5Y 1Z2	1,750,000 common shares Direct ownership	7%
Arthur John Carter 73 Raymar Place Oakville, ON L6J 6M1	2,000,000 common shares Direct ownership	8%
CI Holdings Inc. 27929 SW 95th Ave Suite 601 Wilsonville OR, 97070	9,700,000 common shares Direct ownership	38%
Michael D. Noonan 73 Raymar Place Oakville, ON L6J 6M1	0 common shares Direct ownership	0%
Directors and Executive Officers as a Group (1)	0 common shares	0%

           (1)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2013.  As of December 31, 2013 there were 25,409,600 shares of our company's common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.
Item 13.                      Certain Relationships and Related Transactions, and Director Independence
Our director is not an independent director as he also serves as our executive officer.
Item 14.                      Principal Accounting Fees and Services
The aggregate fees billed for the most recently completed year ended December 31, 2013, and for the period from inception (January 24, 2011) to December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2013	From Inception (January 24, 2011) to December 31, 2012
Audit Fees (1)	$6,000	$11,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$6,000	$11,000

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

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
Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.
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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.
The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

14.1		Code of Ethics (3)

31.1	*	Section 302 Certification of Chief Executive and Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)
Filed with the Securities and Exchange Commission on May 12, 2011 as an exhibit, numbered as indicated above, to the Registrant's registration statement on Form S-1 (file no. 333-174155), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on February 3, 2012 as an exhibit, numbered as indicated above, to the Registrant's Form 8-K (file no. 333-174155), which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on March 19, 2012 as an exhibit, numbered as indicated above, to the Registrant's Form 10-K (file no. 333-174155), which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Dated: June 29, 2015	/s/ Zhang Yue
Zhang Yue
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2015	/s/ Zhang Yue
Zhang Yue
President, Secretary, Chief Executive Officer, and Director
(Principal Executive Officer, Principal Financial Officer)