Form 10-Q
period 2014-03-31
EXPERIENCE ART & DESIGN, INC.
filed 2015-08-24
CIK 1514888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or
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

27929 SW 95th Ave, Suite 1101, Wilsonville, OR, 97070
(Address of principal executive offices)

503-685-9878
(Registrant's telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X]

As of March 31, 2014, there were 25,409,600 shares of the issuer's common stock, par value $0.001, outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

EXPERIENCE ART AND DESIGN, INC.
(A Development Stage Company)

INDEX TO CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

From Inception on January 24, 2011 through March 31, 2014

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
Assets

Current Assets
Cash and Cash Equivalents	$58,434	$58,434
Accounts Receivable, net of Allowance for Doubtful Accounts	163,151	163,151
Inventories	1,281,762	1,281,762
Other Current Assets	78,256	78,256
Total Current Assets	1,581,603	1,581,603

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,445,519
Intangibles, net of Accumulated Amortization	258,292	258,292
Other Non-Current Assets	8,835	8,835
Total Long-Term Assets	1,712,646	1,712,646
Total Assets	$3,294,249	$3,294,249

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$264,456	$264,456
Accounts Payable and Accrued Liabilities	578,167	578,167
Due to Related Party	38,430	38,430
Stock Payable	25,000	25,000
Tax Payable	135,385	135,385
Long-Term Debt - Current Portion	480,000	480,000
Total Current Liabilities	1,521,438	1,521,438

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	652,500
Other Liabilities	54,025	54,025
Total Long-Term Liabilities	706,525	706,525
Total Liabilities	2,227,963	2,227,963

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	25,226
Additional Paid-in Capital	4,008,027	4,008,027
Accumulated Deficit	(2,987,613)	(2,987,613)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	1,066,286	1,066,286
Total Liabilities and Shareholders' Equity	$3,294,249	$3,294,249

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Quarter ended March 31, 2014	Year Ended December 31, 2013

Revenues	$-	$748,031

Operating Costs:
Cost of Goods Sold	-	261,508
General and Administrative Expenses	-	1,281,504
Total Operating Costs	-	1,543,012

Net Operating Loss	-	(794,531)

Other Income (Expense)
Other Income	-	458
Interest Expense	-	(64,303)
Loss on Settlement of Note Payable	-	(757,500)
Total Other Income (Expense)	-	(821,345)

Net Income (Loss) Before Income Taxes	-	(1,615,876)
Provision for Income Taxes	-	56,943
Net Loss	-	(1,558,933)

Other Comprehensive Loss
Foreign Currency Translation Adjustment	-	50,525
Total Comprehensive Loss	$-	$(1,508,408)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.09)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	25,409,600

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31, 2014	Year Ended December 31, 2013

Operating Activities
Net Loss	$-	$(1,755,719)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	62,807
Loss on Settlement of Note Payable	-	757,500
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	(156,032)
Inventories	-	(320,857)
Prepaid Expenses and Other Assets	-	(64,250)
Accounts Payable and Accrued Liabilities	-	37,469
Advance from Customers	-	-
Tax Payable	-	56,943
Other Liabilities	-	15,667
Net Cash Used in Operating Activities	-	(1,366,472)

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	-	(6,127)
Net Cash Used in Investing Activities	-	(6,127)

Financing Activities
Proceeds from Issuance of Common Shares	-	1,369,500
Proceeds from Short-Term Borrowings	-	401,594
Proceeds from Borrowings on Debt-Related Parties	-	229,535
Payments on Short-Term Borrowings-Related Parties	-	(475,790)
Principal Payments on Long-Term Debt	-	(135,000)
Net Cash Provided by Financing Activities	-	1,389,839

Net Effect of Exchange Rate Changes	-	(2,223)

Net increase (decrease) in cash and cash equivalents	-	(5,596)
Cash at the beginning of the period	58,434	64,030
Cash at the end of the period	$58,434	$58,434

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$473,665
Common shares issued to settle related party debt	$-	$2,030,000
Note issued to purchase assets from related party	$-	$459,983

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

Cash and Equivalents

The Company's cash and cash equivalents consist of cash, as well as interest and non-interest bearing balances due from banks both foreign and domestic with an original maturity of three months or less.  Amounts in depository accounts fluctuate on a daily basis due to activity and liquidity needs.  It is the Company's policy not to deposit large sums of cash within foreign operational deposit accounts due to financial instability in the region and the Company fund operations on an as needed basis.  The Company maintains cash in bank deposit accounts domestically, which at times may exceed the federally insured limits throughout the course of operations.

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

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  No dilutive securities were outstanding as of March 31, 2014 and 2013.

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

Subsequent Events

The Company has evaluated all transactions from March 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3 - Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended March 31, 2014, the Company has a loss from operations of $0 and had an accumulated deficit of $2,987,613.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Note 7 - Short-Term Borrowings- Related Party

The Company has a credit arrangement with CI Holdings, Inc., a related-party, which has been used to fund their ongoing operations in the interim until permanent financing can be arranged.  At March 31, 2014, the total amount borrowed from CI Holdings, Inc. was $264,456 in a non-interest bearing arrangements.

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

During 2013 and 2014, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

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

Note 10 – Employee Termination Indemnities

Upon dismissal for any reason, employees in Italy are entitled to the "Trattamento di Fine Rapporto" ("TFR"). TFR is deferred compensation that accrues year by year in favor of an employee and is paid upon termination, but is not connected or subject to the circumstances regarding termination. TFR must be contributed by employers to complementary funds (with the exception of employees who have opted out of such allocation) or to a governmental fund established specifically in order to manage TFR accruals. Annual TFR accruals are calculated on the basis of an employee's salary. Accrued TFR was $54,025 and $37,081 as of December 31, 2013 and December 31, 2013, respectively.

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

As of March 31, 2014, the Company has a payable of $20,280 to an officer of Chiurazzi Srl for amounts advanced to the Company. As of March 31, 2014, the Company also has a $18,150 advance from CI Holdings, Inc.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Clear System," "we," "us," or "our" are to Experience Art and Design, Inc.

Results of Operations

We have not commenced operations and have generated no revenues to date.

We incurred operating expenses of $0 for the three months ended March 31, 2014. These expenses consisted of professional fees and general operating expenses.

Our net loss through March 31, 2014 was $0.

The following table provides selected financial data about our company for the three months ended March 31, 2014, and the year ended December 31, 2013, respectively

Balance Sheet Data:	03/31/14	12/31/13

Cash	$58,434	$58,434
Total assets	$3,294,249	$3,294,249
Total liabilities	$2,227,963	$2,227,963
Stockholders' deficit	$1,066,286	$1,066,286

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

Our cash balance at March 31, 2014, was $58,434.

Cash provided by financing activities for the period through March 31, 2014, was $0.   Since inception (January 24, 2011) to March 31, 2014, the Company has issued 25,000,000 common shares for $10,000 in cash, and 11,750,000 common shares for $47,000 in cash, for total cash proceeds of $57,000, being $36,750 for par value shares and $20,250 for capital in excess of par value.  There were 25,409,600 common shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.

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

On January 16, 2013 we entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby Experience Art + Design, Inc., f/k/a CI Holdings, Inc., an Oregon corporation, will be merged with and into a wholly-owned subsidiary of the Company and will, upon closing, operate as a wholly-owned subsidiary of the Company. Experience is the holding company for Chiurazzi Internazionale S.r.l. an Italian Corporation.  The Merger Agreement is being executed pursuant to an MOU entered into by the Company and Experience announced on September 24, 2012 .
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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based on this  evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended March 31, 2014.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.                            Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1	Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPERIENCE ART AND DESIGN, INC.

Dated:  August 24, 2015                                             By: /s/ Zhang Yue
Zhang Yue
 President, Secretary, Principal Financial Officer and Principal Executive Officer