Form 10-Q
period 2014-09-30
EXPERIENCE ART & DESIGN, INC.
filed 2015-08-24
CIK 1514888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________________________________________
FORM 10-Q
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                   to

Commission file number: 000-54968

EXPERIENCE ART AND DESIGN, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	27-4673791
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

27929 S.W. 95 th Ave. Suite 1101, Wilsonville, OR	97070
(Address of principal executive offices)	(Zip Code)

                     503-685-9878
Registrant's telephone number, including area code:

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited consolidated financial statements of Experience Art and Design, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission" or "SEC"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
Assets

Current Assets
Cash and Cash Equivalents	$-	$58,434
Accounts Receivable, net of Allowance for Doubtful Accounts	111,151	163,151
Inventories	1,281,762	1,281,762
Other Current Assets	78,256	78,256
Total Current Assets	1,371,169	1,581,603

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,445,519
Intangibles, net of Accumulated Amortization	258,292	258,292
Other Non-Current Assets	8,835	8,835
Total Long-Term Assets	1,712,646	1,712,646
Total Assets	$3,083,815	$3,294,249

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$264,456	$264,456
Accounts Payable and Accrued Liabilities	467,733	578,167
Due to Related Party	38,430	38,430
Stock Payable	25,000	25,000
Tax Payable	135,385	135,385
Long-Term Debt - Current Portion	480,000	480,000
Total Current Liabilities	1,411,004	1,521,438

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	652,500
Other Liabilities	54,025	54,025
Total Long-Term Liabilities	706,525	706,525
Total Liabilities	2,117,531	2,227,963

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	25,226
Additional Paid-in Capital	4,008,027	4,008,027
Accumulated Deficit	(2,890,613)	(2,987,613)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	966,286	1,066,286
Total Liabilities and Shareholders' Equity	$3,083,815	$3,294,249

See Accompanying Notes to Consolidated Financial Statements.

UNCHANGED

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$328,687	$52,000	$450,325

Operating Costs:
Cost of Goods Sold	-	219,626	-	261,508
General and Administrative Expenses	-	502,091	-	838,526
Total Operating Costs	-	721,717	-	1,100,034

Net Operating Gain (Loss)	-	(393,030)	52,000	(649,709)

Other Income (Expense)
Other Income	-	458	-	458
Interest Expense	-	(30,875)	-	(64,303)
Loss on Settlement of Note Payable	-	(757,500)	-	(757,500)
Total Other Income (Expense)	-	(787,917)	-	(821,345)

Net Income (Loss) Before Income Taxes	-	(1,180,947)	-	(1,471,054)
Provision for Income Taxes	-	27,418)	-	56,943
Net Gain (Loss)	-	(1,208,365)	52,000	(1,527,997)

Other Comprehensive Loss
Foreign Currency Translation Adjustment	-	80,520	-	50,525
Total Comprehensive Gain (Loss)	$-	$(1,127,845)	$52,000	$(1,477,472)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.05)	$(0.00)	$(0.09)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	24,360,817	25,409,600	17,410,788

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2014	2013

Operating Activities
Net Gain (Loss)	$52,000	$(1,527,997)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	62,807
Loss on Settlement of Note Payable	-	757,500
Changes In Operating Assets and Liabilities:
Accounts Receivable	(52,000)	(156,032)
Inventories	-	(320,857)
Prepaid Expenses and Other Assets	-	(64,250)
Accounts Payable and Accrued Liabilities	-	37,469
Advance from Customers	-	-
Tax Payable	-	56,943
Other Liabilities	-	15,667
Net Cash Used in Operating Activities	-	(1,138,750)

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	-	(6,127)
Net Cash Used in Investing Activities	-	(6,127)

Financing Activities
Proceeds from Issuance of Common Shares		1,369,500
Proceeds from Short-Term Borrowings	-	401,594
Proceeds from Borrowings on Debt-Related Parties	-	229,535
Payments on Short-Term Borrowings-Related Parties	-	(475,790)
Principal Payments on Long-Term Debt	-	(135,000)
Net Cash Provided by Financing Activities	-	1,389,839

Net Effect of Exchange Rate Changes	-	(2,223)

Net increase (decrease) in cash and cash equivalents	(52,831)	242,739
Cash at the beginning of the period	52,831	43,417
Cash at the end of the period	$-	$286,156

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$473,665
Common shares issued to settle related party debt	$-	$2,030,000
Note issued to purchase assets from related party	$-	$459,983

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

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  No dilutive securities were outstanding as of September 30, 2014 and 2013.

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

Subsequent Events

The Company has evaluated all transactions from September 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3 - Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended September 30, 2014, the Company has a gain from operations of $0 and had an accumulated deficit of $2,890,613.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Note 7 - Short-Term Borrowings- Related Party

The Company has a credit arrangement with CI Holdings, Inc., a related-party, which has been used to fund their ongoing operations in the interim until permanent financing can be arranged.  At September 30, 2014, the total amount borrowed from CI Holdings, Inc. was $264,456 in a non-interest bearing arrangements.

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

As of September 30, 2014, the Company has a payable of $20,280 to an officer of Chiurazzi Srl for amounts advanced to the Company. As of September 30, 2014, the Company also has a $18,150 advance from CI Holdings, Inc.

Item 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

This Management Discussion and Analysis (MD&A) contains "forward-looking statements", which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management's future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as "may", "should", "plans", "believe", "will", "anticipate", "estimate", "expect" "project", or "intend", including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe under "Risk Factors" in our Form 8-K, filed on May 8, 2013 with the Securities and Exchange Commission. Actual results may differ materially from any forward looking statements.

Results of Operations

We incurred operating expenses of $0 for the three months ended September 30, 2014.

Our net gain through September 30, 2014 was $0.

The following table provides selected financial data about our company for the three months ended September 30, 2014, and the year ended December 31, 2013, respectively

Balance Sheet Data:	09/30/14	12/31/13

Cash	$-	$58,434
Total assets	$3,083,815	$3,294,249
Total liabilities	$2,117,531	$2,227,963
Stockholders' deficit	$966,286	$1,066,286

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

Our cash balance at September 30, 2014, was $-.

Cash provided by financing activities for the period through September 30, 2014, was $0.   Since inception (January 24, 2011) to September 30, 2014, the Company has issued 25,000,000 common shares for $10,000 in cash, and 11,750,000 common shares for $47,000 in cash, for total cash proceeds of $57,000, being $36,750 for par value shares and $20,250 for capital in excess of par value.  There were 25,409,600 common shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

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

None

Item 1A.                RISK FACTORS

Not applicable

Item 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase Transaction. As a result of the purchase transaction, we acquired 100% of the issued and outstanding share capital of Chiurazzi Srl in exchange for the issuance of 9,700,000 shares of our common stock to CI Holdings, Inc. ("Seller"). The common stock issued to the Seller was not registered under the Securities Act but was issued in reliance upon the exemptions from the registration requirements of the Securities Act as set forth in Section 4(2) thereof. The Seller acquired the securities for investment purposes without a view to distribution. Furthermore, it had access to information concerning the Company and our business prospects, there was no general solicitation or advertising for the sale of the securities, and the securities are restricted pursuant to Rule 144.

Item 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                   MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.                   OTHER INFORMATION

Following the end of the quarter, effective July 24, 2013, the Company entered into Amendment No. 3 to the Secured Promissory Note with CI Holdings, Inc. (the "Holder") which (1) reduces the principal amount of the Note to $1,272,500; (2) waives interest under the Note if all payments are paid within 10 days of their due date; (3) provides, in exchange for the reduction of the principal amount of the Note, an agreement for the issuance to Holder of 700,000 shares (the "Stock") of the Company's unregistered common stock (representing approximately 2.9% of the outstanding common stock of the Company) in a transaction exempt under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended; (4) modifies the payment schedule as follows: $40,000 due upon the earlier of execution of Amendment No. 3 or July 30, 2013; $50,000 due on August 26, 2013 and $40,000 due on the 26th day of each consecutive month thereafter until January 25, 2016; (5) provides for late payment penalties of $1,000 per day up to a maximum of $10,000; and (6) in the event of payments more than 30 days past due, provides for a return of the Stock to the Company (or reduction of unpaid principal to the extent of net proceeds from sale of the Stock), reversion of principal amount of the Note as calculated pursuant to Amendment No. 2 and reinstates the accrual of interest as provided by Amendment No. 2. Amendment No. 3 was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 1, 2013.

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: August 24, 2015	/s/ Zhang Yue
Zhang Yue
President and Chief Executive Officer