Form 10-K
period 2014-12-31
EXPERIENCE ART & DESIGN, INC.
filed 2015-08-24
CIK 1514888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

———————
Experience Art And Design, Inc.
(Exact name of registrant as specified in its charter)
———————

Nevada	333-174155	27-4673791
(State or Other Jurisdiction	(Commission File Number)	(I.R.S. Employer
of Incorporation or Organization)		Identification No.)

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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes  ☑   No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  25,409,600 as of December 31, 2014

PART I
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
All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Experience Art and Design, Inc.
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

As a result of the purchase transaction, we are now engaged in the business of producing sculptures and other fine art work from historic moulds for sale to museums, art collectors through galleries and fine art auction houses, precious metals castings and traveling exhibitions. The moulds from which the sculptures are produced were derived from works owned by prominent museums as well as works from the Vatican originally created by the Chiurazzi Foundry in the late 1800s. The Chiurazzi business thrived during the early 1900s and fell into dormancy with the demise of the Chiurazzi family in the late 1900s. The Chiurazzi Foundry has now been updated, and the moulds have been cleaned and inventoried. The Company is now positioned to revive the market for sculptures and other fine art work made from Chiurazzi moulds and introduce a modern collection derived from the historical Chiurazzi moulds as more fully described in “Description of Business” below. Until May 2, 2013, our corporate name was Clear System Recycling, Inc. In connection with the purchase transaction we amended our Articles of Incorporation to change the name of our Company to Experience Art and Design, Inc., and trading symbol for our common stock on the OTC Bulletin Board was changed from CLSR to EXAD. As a result of the purchase transaction, Chiurazzi Srl is our wholly-owned subsidiary, with Seller acquiring 9,700,000 shares of our common stock. The purchase transaction was consummated pursuant to the Purchase Agreement.
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

Business of Issuer
We were formed as a Nevada corporation on January 24, 2011 under the name “Clear System Recycling, Inc.” as a development stage company for the purpose of operating as a business to offer waste recycling services for hospitals. On May 12, 2011, we filed a registration statement with the US Securities and Exchange Commission (SEC), which became effective on July 12, 2011, and we became a publicly-reporting and trading company. Thereafter, we determined to discontinue our efforts to offer medical waste recycling services and to proceed in a different direction with a new business plan.

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
Following the closing of the purchase transaction with Seller, the business of Chiurazzi Srl became the sole line of business of the Company. Accordingly, we believe the past trading history of the common stock of Clear System Recycling, Inc. should not be viewed as relevant due to the change in our business. The prior market price was not based on the earnings or profits of Chiurazzi Srl that will be operated by the Company going forward. Thus, the market price of our common stock may decline as a result of the purchase transaction as well as any number of other factors set forth herein and as are more fully described in the “Risk Factors” section of this report.
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
Number of Employees
As of December 31, 2014, we employed no full-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good.

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
Change of Control
Not Applicable
 Item 1A.                          Risk Factors

 Risks Related to Our Business and Our Industry
The Company’s limited operating history does not afford investors a sufficient history on which to base an investment decision.
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

            While the Company’s key personnel have experience operating businesses of the same type as we conduct, we cannot be certain that our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.
We are dependent on the Chiurazzi Foundry’s production of sculptures.
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

Temporary consumer popularity or “fads” among collectors may lead to short-term or temporary increases, followed by decreases in the volume and in the average price of art pieces which we sell. These trends may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of selling pieces of art, but also because such trends could lead to increased price competition, which could require us to reduce the sales prices of artwork in order to maintain market share.

Our inventory of art pieces and our production capacity are limited, and increased demand may lead to difficulty in producing art pieces in a timely manner.
            The Company’s inventory of artwork and production capacity are limited. If demand exceeds supply, there can be no assurance that the Company would be able to secure timely production of artwork sufficient to satisfy customer demand.
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

Operational factors may reduce production below projections, causing a reduction in revenue.
The number of pieces of art that may be produced by the Company depends upon many factors, including but not limited to:
•	Interruptions in the business of the Chiurazzi Foundry which produces our sculptures;
•	Availability of artisans to create artwork from our moulds; and
•	Availability and price of materials used to create sculptures including silver and bronze.
If projections are not realized, we could face a number of material consequences, including the following:
•	our sales may be significantly lower than forecast, and
•	we may be unable to maintain sufficient inventory to successfully market the Company’s products and as a result revenue would be lower than forecasted.
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
Corporate management of the Company is located at its headquarters in Wilsonville, Oregon. The Chiurazzi Foundry is located in Italy. Executive officers of the Company will not be on site at the Chiurazzi Foundry on a daily basis. We will, therefore, depend upon our General Manager, foundry employees and may engage accountants, technical experts, appraisers, attorneys, consultants and advisors to assist in business operations in Italy. The selection of any such employees and consultants will be made by our officers without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. There is no guarantee that the Italian employees and consultants will provide services necessary to operate the Company’s business in a manner which will prove profitable to the Company. Our business operations and results of operations will suffer if we are unable to maintain satisfactory relationships with employees and consultants in Italy.

We face competitive pressures from a variety of competitors in the markets we serve.
            We are a small company, and we will be operating in a highly competitive market, and this competition may accelerate in the future. Some competitors have, or may have, substantially greater financial, marketing or technical resources, and in some cases, greater name recognition and experience than we have. Some competitors, including traditional “brick and mortar” art galleries and online art dealers and European and large U.S. companies, may enter markets we serve. Such competitors may sell artwork at low prices in order to obtain market share. There are a limited number of desirable art pieces and a limited number of markets. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of artwork than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. This would in turn reduce our market share, reduce our overall sales and require us to invest additional funds in marketing and/or new technology development. If we cannot compete successfully against competitors, this will have a negative impact on our business, financial condition, results of operations and cash flow.
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

No assurance of profitability.
The art and collectible industries are very competitive and the Company’s success will be dependent upon market acceptance of works of art offered by the Company and the effectiveness of its marketing program to maintain and attract customers. There can be no assurance that our business plan will be successful or result in earning sufficient revenues or any profit. Moreover, demand for artwork is affected by the general economic conditions in the United States, Europe and Canada. When economic conditions are favorable and discretionary income increases, purchases of non-essential items such as sculpture and other works of art tend to increase. When economic conditions are less favorable, however, sales of artwork are generally lower.

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

            Our performance depends, in large part, on our ability to develop relationships with potential customers who will purchase our merchandise, whether for such customers’ personal uses, subsequent sale or investment, in sufficient quantities. We currently have no long-term contracts or other contractual assurances with our present or past customers.  If we do not develop sufficient customer relationships, we may not become profitable.
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
Our common stock is considered “penny stock” and may be difficult to sell.
The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is below $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.
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
Item 1B.                     Unresolved Staff Comments
Not applicable.
Item 2.                          Properties
Clear System’s principal place of business and corporate offices are located at 27929 SW 95th Ave, Suite 1101, Wilsonville, OR, 97013. We will occupy approximately 5,000 square feet of office space under a sublease dated May 7, 2013 with Masterpiece Investments Corp. The sublease runs through June 30, 2016 at an initial base monthly rent of $3,000.
Chiurazzi Srl leases the property occupied by the Chiurazzi Foundry at via Capri, 1- 80026, Casoria, Italy. The Chiurazzi Foundry occupies approximately 21,000 square feet under a lease dated November 19, 2011 with Massimo Spavone. The lease is for a term of six years running through December 31, 2016 at a base monthly rent of €3,500 (approximately $4,500).
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

PART II
Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the OTC Bulletin Board under the symbol “EXAD”.   Our common stock commenced trading during September 2012 prior to this we had no market in our common stock.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2014, we had 90 shareholders of record of our common stock and 25,409,600 shares outstanding.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our shares of common stock or other securities during our last quarter of our year ended December 31, 2014.
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
Results of Operations

Overview

Our activity for the year ended December 31, 2014 was generally focused on the ongoing development of our Chiurazzi brand, whereby we are developing a marketing program to re-introduce the Chiurazzi name in the art industry as described in Marketing Programs above. Specifically, we concentrated on placing sculptures in galleries and exhibits. Beginning in the third quarter and as of the date of this Report, we have 102 Chiurazzi sculptures on display in three locations, with plans to add pieces to be shown at those locations. The venues currently displaying Chiurazzi sculptures include a gallery in Palm Beach, Florida which has 18 pieces (with plans to send five additional sculptures), a gallery in Naples, Florida which is showing 31 pieces and an international art exhibit in Taipei, China on November 30, 2013 which exhibited 53 Chiurazzi sculptures.

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

Total revenue increased from $156,535 for the year ended December 31, 2012, to $748,031 for the year ended December 31, 2013 to $52,000 for the year ended December 31, 2014.

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

Operating Costs

Costs of Goods Sold

Cost of goods sold increased from $132,102 for the year ended December 31, 2012 to $261,508 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. The increase of cost of goods sold is a result of the increase of sales.

General and Administrative Expenses

General and administrative expenses increased from $283,216 for the year ended December 31, 2012 to $1,281,504 for the year ended December 31, 2013 to $52,000 for the year ended December 31, 2014.

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

Operating Income (Loss)

Our operating loss represents an increase from an operating loss of $258,783 for the year ended December 31, 2012 compared to operating loss of $794,531 for the year ended December 31, 2013 to an operating loss of $52,000 for the year ended December 31, 2014.

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

Net Income (Loss)

Net loss increased from a net loss of $265,469 for the year ended December 31, 2012 to net loss of $1,558,933 for the year ended December 31, 2013 to a net gain of $52,000 for the year ended December 31, 2014.

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

At December 31, 2014, we carried $0 in cash and cash equivalents on the balance sheet.  Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.

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

Item 8.                          Financial Statements and Supplementary Data

EXPERIENCE ART AND DESIGN, INC.

INDEX TO FINANCIAL STATEMENTS

For the Year ended December 31, 2013

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets

Current Assets
Cash and Cash Equivalents	$-	$58,434
Accounts Receivable, net of Allowance for Doubtful Accounts	111,151	163,151
Inventories	1,281,762	1,281,762
Other Current Assets	78,256	78,256
Total Current Assets	1,371,169	1,581,603

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,445,519
Intangibles, net of Accumulated Amortization	258,292	258,292
Other Non-Current Assets	8,835	8,835
Total Long-Term Assets	1,712,646	1,712,646
Total Assets	$3,083,815	$3,294,249

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$264,456	$264,456
Accounts Payable and Accrued Liabilities	467,733	578,167
Due to Related Party	38,430	38,430
Stock Payable	25,000	25,000
Tax Payable	135,385	135,385
Long-Term Debt - Current Portion	480,000	480,000
Total Current Liabilities	1,411,004	1,521,438

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	652,500
Other Liabilities	54,025	54,025
Total Long-Term Liabilities	706,525	706,525
Total Liabilities	2,117,531	2,227,963

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	25,226
Additional Paid-in Capital	4,008,027	4,008,027
Accumulated Deficit	(2,890,613)	(2,987,613)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	966,286	1,066,286
Total Liabilities and Shareholders' Equity	$3,083,815	$3,294,249

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013

Revenues	$52,000	$748,031

Operating Costs:
Cost of Goods Sold	-	261,508
General and Administrative Expenses	-	1,281,504
Total Operating Costs	-	1,543,012

Net Operating Gain (Loss)	52,000	(794,531)

Other Income (Expense)
Other Income	-	458
Interest Expense	-	(64,303)
Loss on Settlement of Note Payable	-	(757,500
Total Other Income (Expense)	-	(821,345)

Net Income (Loss) Before Income Taxes	-	(1,615,876)
Provision for Income Taxes	-	56,943
Net Gain (Loss)	52,000	(1,558,933)

Other Comprehensive Loss
Foreign Currency Translation Adjustment	-	50,525
Total Comprehensive Gain (Loss)	$52,000	$(1,508,408)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.09)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	25,409,600

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2013	-	$-	25,409,600	$25,409	$4,008,027	$(2,987,613)	$20,646	$1,521,730

Net gain (loss)	-	-	-	-	-	52,000	-	52,000

Balance at December 31, 2014	-	$-	25,409,600	$25,409	$4,008,027	$(2,890,613)	$-	$1,573,730

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Operating Activities
Net Gain (Loss)	$52,000	$(1,755,719)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	62,807
Loss on Settlement of Note Payable	-	757,500
Changes In Operating Assets and Liabilities:
Accounts Receivable	(52,000)	(156,032)
Inventories	-	(320,857)
Prepaid Expenses and Other Assets	-	(64,250)
Accounts Payable and Accrued Liabilities	-	37,469
Advance from Customers	-	-
Tax Payable	-	56,943
Other Liabilities	-	15,667
Net Cash Used in Operating Activities	-	(1,366,472)

Investing Activities	-
Capital Expenditures for Property, Plant, and Equipment	-	(6,127)
Net Cash Used in Investing Activities	-	(6,127)

Financing Activities
Proceeds from Issuance of Common Shares	-	1,369,500
Proceeds from Short-Term Borrowings	-	401,594
Proceeds from Borrowings on Debt-Related Parties	-	229,535
Payments on Short-Term Borrowings-Related Parties	-	(475,790)
Principal Payments on Long-Term Debt	-	(135,000)
Net Cash Provided by Financing Activities	-	1,389,839

Net Effect of Exchange Rate Changes	-	(2,223)

Net increase (decrease) in cash and cash equivalents	(58,434)	(5,596)
Cash at the beginning of the period	58,434	64,030
Cash at the end of the period	$-	$58,434

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$473,665
Common shares issued to settle related party debt	$-	$2,030,000
Note issued to purchase assets from related party	$-	$459,983

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of December 31, 2014, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  No dilutive securities were outstanding as of December 31, 2014 and 2013.

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

Subsequent Events

The Company has evaluated all transactions from December 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3 - Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2014, the Company has a loss from operations of $1,703,719 and had an accumulated deficit of $2,890,613 as of December 31, 2014.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Inventories

Inventories consisted of the following:

December 31, 2014
Raw materials and consumables	$8,906
Semi-finished goods	65,569
Finished products	1,207,287
Total	$1,281,762

Note 5 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

December 31, 2014
Plant and machinery	$85,543
Furniture and fixtures	5,980
Specific equipment and collection of moulds	1,595,360
Property, plant and equipment, at cost	1,686,883
Accumulated depreciation	(241,364)
Total, net	$1,445,519

Note 6 - Intangibles

Intangibles consisted of the following:

December 31, 2014
Trade mark	$250,000
Others	9,329
Intangibles, at cost	259,329
Accumulated amortization	(1,037)
Total, net	$258,292

Note 7 - Short-Term Borrowings- Related Party

The Company has a credit arrangement with CI Holdings, Inc., a related-party, which has been used to fund their ongoing operations in the interim until permanent financing can be arranged.  At December 31, 2014, the total amount borrowed from CI Holdings, Inc. was $264,456 in a non-interest bearing arrangements.

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

2013 Payments	$250000
2014 Payments	$480000
2015 Payments	$480000
2016 Payments	$40000 + accumulated accrued interest

On December 31, 2014, the outstanding principal balance of the secured promissory note was $1,132,500 with $190,740 of accrued interest.

Note 9 - Income Taxes

The Company has a foreign consolidated affiliate that is taxed as a separate entity in its “functional currency” at their local applicable tax rates.  The deferred tax obligations and credits reported within the consolidated financial statements are due to the affiliate's ongoing operation and were assumed in their acquisition this year.

During 2014, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

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

Note 11 – Commitments and Contingencies

The Company leases the foundry and office space under non-cancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases as of December 31, 2014, were as follows:

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

As of December 31, 2014, the Company has a payable of $20,280 to an officer of Chiurazzi Srl for amounts advanced to the Company. As of December 31, 2014, the Company also has a $18,150 advance from CI Holdings, Inc.

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria.
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
Board and Committee Meetings

Our board of directors currently consists of one member Zhang Yue.  The Board held no formal meetings during the year ended December 31, 2014.  As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process
As of December 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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
Item 11.                      Executive Compensation
The particulars of the compensation paid to the following persons:
(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014 and the period ended December 31, 2013;

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2014 and the period ended December 31, 2013, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael D. Noonan Chief Financial Officer, Secretary, Treasurer and Director	Dec 31, 2014	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards
There were no grants of plan based awards during the year ended December 31, 2014.
Outstanding Equity Awards at Fiscal Year End
There was no outstanding equity awards at the year ended December 31, 2014.
Option Exercises and Stock Vested
During our year ended December 31, 2014 there were no options exercised by our named officer.
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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

           (1)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2014.  As of December 31, 2014 there were 25,409,600 shares of our company’s common stock issued and outstanding

Changes in Control

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

Item 14.                      Principal Accounting Fees and Services
The aggregate fees billed for the most recently completed year ended December 31, 2014, and for the period from inception (January 24, 2011) to December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year Ended December 31, 2014	From Inception (January 24, 2011) to December 31, 2014
Audit Fees (1)	$0	$11,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$0	$11,000
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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Dated: August 24, 2015	/s/ Zhang Yue
Zhang Yue
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: August 24, 2015	/s/ Zhang Yue
Zhang Yue
President, Secretary, Chief Executive Officer, and Director
(Principal Executive Officer, Principal Financial Officer)