Form 10-Q
period 2015-03-31
EXPERIENCE ART & DESIGN, INC.
filed 2015-08-24
CIK 1514888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or
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

As of March 31, 2015, there were 25,409,600 shares of the issuer's common stock, par value $0.001, outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

EXPERIENCE ART AND DESIGN, INC.
(A Development Stage Company)

INDEX TO CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

From Inception on January 24, 2011 through March 31, 2015

Index

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	111,151	111,151
Inventories	1,281,762	1,281,762
Other Current Assets	78,256	78,256
Total Current Assets	1,371,169	1,371,169

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,445,519
Intangibles, net of Accumulated Amortization	258,292	258,292
Other Non-Current Assets	8,835	8,835
Total Long-Term Assets	1,712,646	1,712,646
Total Assets	$3,083,815	$3,083,815

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$264,456	$264,456
Accounts Payable and Accrued Liabilities	467,733	467,733
Due to Related Party	38,430	38,430
Stock Payable	25,000	25,000
Tax Payable	135,385	135,385
Long-Term Debt - Current Portion	480,000	480,000
Total Current Liabilities	1,411,004	1,411,004

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	652,500
Other Liabilities	54,025	54,025
Total Long-Term Liabilities	706,525	706,525
Total Liabilities	2,117,531	2,117,531

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	25,226
Additional Paid-in Capital	4,008,027	4,008,027
Accumulated Deficit	(2,890,613)	(2,890,613)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	966,286	966,286
Total Liabilities and Shareholders' Equity	$3,083,815	$3,083,815

See Accompanying Notes to Consolidated Financial Statements.

Index
EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Quarter ended March 31, 2015	Year Ended December 31, 2014

Revenues	$-	$52,000

Operating Costs:
Cost of Goods Sold	-	-
General and Administrative Expenses	-	-
Total Operating Costs	-	-

Net Operating Gain (Loss)	-	52,000

Other Income (Expense)
Other Income	-	-
Interest Expense	-	-
Loss on Settlement of Note Payable	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes	-	-
Provision for Income Taxes	-	-
Net Gain (Loss)	-	52,000

Other Comprehensive Loss
Foreign Currency Translation Adjustment	-	-
Total Comprehensive Gain (Loss)	$-	$52,000

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	25,409,600

See Accompanying Notes to Consolidated Financial Statements.

Index
EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31, 2015	Year Ended December 31, 2014

Operating Activities
Net Loss	$-	$52,000
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Loss on Settlement of Note Payable	-	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	(52,000)
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	-	-
Advance from Customers	-	-
Tax Payable	-	-
Other Liabilities	-	-
Net Cash Used in Operating Activities	-	-

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Issuance of Common Shares	-	-
Proceeds from Short-Term Borrowings	-	-
Proceeds from Borrowings on Debt-Related Parties	-	-
Payments on Short-Term Borrowings-Related Parties	-	-
Principal Payments on Long-Term Debt	-	-
Net Cash Provided by Financing Activities	-	-

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	-	(58,434)
Cash at the beginning of the period	-	58,434
Cash at the end of the period	$-	$-

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$-
Common shares issued to settle related party debt	$-	$-
Note issued to purchase assets from related party	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

Index

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

Index

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

Index

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

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  No dilutive securities were outstanding as of March 31, 2015 and 2014.

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

Subsequent Events

The Company has evaluated all transactions from March 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3 - Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended March 31, 2015, the Company has a loss from operations of $0 and had an accumulated deficit of $2,890,613.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index

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

Note 7 - Short-Term Borrowings- Related Party

The Company has a credit arrangement with CI Holdings, Inc., a related-party, which has been used to fund their ongoing operations in the interim until permanent financing can be arranged.  At March 31, 2015, the total amount borrowed from CI Holdings, Inc. was $264,456 in a non-interest bearing arrangements.

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

Index

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

Chiurazzi Srl is governed by Italian tax law and is generally subject to tax at a statutory rate of 27.5% on income reported in the statutory financial statements after appropriate tax adjustments. Under Italian tax law, companies that can be considered 'dormant' will have to pay 38% corporate income tax (IRES) tax rate applied to a notional income amount. The minimum tax for dormant company is calculated based on certain percentage of its assets. Companies are considered as "dormant" when their ordinary revenues and inventories increasing included in the statement of operations are lower than the ones deriving from certain percentages of its assets. An entity is also considered to be dormant in a fiscal year if it has had tax losses in the three previous years. Chiurazzi Srl has losses since its inception in 2010 and has accrued a minimum tax of $56,943 for the year ended December 31, 2014.

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

Index

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

As of March 31, 2015, the Company has a payable of $20,280 to an officer of Chiurazzi Srl for amounts advanced to the Company. As of March 31, 2015, the Company also has a $18,150 advance from CI Holdings, Inc.

Index

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

All references in this Form 10-Q to the "Company," "Clear System," "we," "us," or "our" are to Experience Art and Design, Inc.

Results of Operations

We incurred operating expenses of $0 for the three months ended March 31, 2015. These expenses consisted of professional fees and general operating expenses.

Our net loss through March 31, 2015 was $0.

The following table provides selected financial data about our company for the three months ended March 31, 2015, and the year ended December 31, 2014, respectively

Balance Sheet Data:	03/31/15	12/31/14

Cash	$-	$-
Total assets	$3,083,815	$3,083,815
Total liabilities	$2,117,531	$2,117,531
Stockholders' deficit	$966,286	$966,286

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

Index
Our cash balance at March 31, 2015, was $0.

Cash provided by financing activities for the period through March 31, 2015, was $0.   Since inception (January 24, 2011) to March 31, 2015, the Company has issued 25,000,000 common shares for $10,000 in cash, and 11,750,000 common shares for $47,000 in cash, for total cash proceeds of $57,000, being $36,750 for par value shares and $20,250 for capital in excess of par value.  There were 25,409,600 common shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.

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

Index

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended March 31, 2015.

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

Index

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