Form 10-Q
period 2015-06-30
EXPERIENCE ART & DESIGN, INC.
filed 2015-08-25
CIK 1514888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________________________________________
FORM 10-Q
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

Common Stock: 25,409,600 shares outstanding as of August 15, 2015.

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	111,151	111,151
Inventories	1,281,762	1,281,762
Other Current Assets	78,256	78,256
Total Current Assets	1,371,169	1,371,169

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,445,519
Intangibles, net of Accumulated Amortization	258,292	258,292
Other Non-Current Assets	8,835	8,835
Total Long-Term Assets	1,712,646	1,712,646
Total Assets	$3,083,815	$3,083,815

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$264,456	$264,456
Accounts Payable and Accrued Liabilities	467,733	467,733
Due to Related Party	38,430	38,430
Stock Payable	25,000	25,000
Tax Payable	135,385	135,385
Long-Term Debt - Current Portion	480,000	480,000
Total Current Liabilities	1,411,004	1,411,004

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	652,500
Other Liabilities	54,025	54,025
Total Long-Term Liabilities	706,525	706,525
Total Liabilities	2,117,531	2,117,531

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	25,226
Additional Paid-in Capital	4,008,027	4,008,027
Accumulated Deficit	(2,890,613)	(2,890,613)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	966,286	966,286
Total Liabilities and Shareholders' Equity	$3,083,815	$3,083,815

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$52,000	$-	$52,000

Operating Costs:
Cost of Goods Sold	-	-	-	-
General and Administrative Expenses	-	-	-	-
Total Operating Costs	-	-	-	-

Net Operating Gain (Loss)	-	52,000	-	52,000

Other Income (Expense)
Other Income	-	-	-	-
Interest expense	-	-	-	-
Total Other Income (Expense)	-	-	-	-

Net Loss Before Income Taxes	-	-	-	-
Provision for Income Taxes	-	-	-	-
Net Gain (Loss)	-	52,000	-	52,000

Other Comprehensive Loss
Foreign currency translation adjustment	-	18,403)	-	(29,525)
Total Comprehensive Gain (Loss)	$-	$52,000	$-	$52,000

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	25,409,600	25,409,600	25,409,600

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30,
	2015	2014

Operating Activities
Net Gain (Loss)	$-	$52,000
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	(52,000)
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	-	-
Advance from Customers	-	-
Tax Payable	-	-
Other Liabilities	-	-
Net Cash Used in Operating Activities	-	-

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Borrowings on Debt-Related Parties	-	-
Change in Accounts Payable and Accrued Liabilities - Related Party	-	-
Principal Payment on Long-term Debt	-	-
Net Cash Provided by Financing Activities	-	-

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	-	(5,603)
Cash at the beginning of the period	-	58,434
Cash and cash equivalents at the end of the period	$-	$52,831

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-

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

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  No dilutive securities were outstanding as of June 30, 2015 and 2014.

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

Subsequent Events

The Company has evaluated all transactions from June 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3 - Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended June 30, 2015, the Company has a loss from operations of $0 and had an accumulated deficit of $2,890,613.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Note 7 - Short-Term Borrowings- Related Party

The Company has a credit arrangement with CI Holdings, Inc., a related-party, which has been used to fund their ongoing operations in the interim until permanent financing can be arranged.  At June 30, 2015, the total amount borrowed from CI Holdings, Inc. was $264,456 in a non-interest bearing arrangements.

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

Note 12 - Equity

During the year ended December 31, 2014, the Company issued 1,075,600 common shares for $1,344,500 cash. The Company also received cash of $25,000 for the subscription of 20,000 common shares, which have not yet been issued.

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

Note 13 - Related Party Transactions

During the year ended December 31, 2014, the Company purchased trademark and finished goods from CI Holdings, Inc. for $459,983. The purchase was made through a credit arrangement with CI Holdings, Inc. discussed in Note 7.

As of June 30, 2015, the Company has a payable of $20,280 to an officer of Chiurazzi Srl for amounts advanced to the Company. As of June 30, 2015, the Company also has a $18,150 advance from CI Holdings, Inc.

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
Results of Operations

We incurred operating expenses of $0 for the three months ended June 30, 2015.

Our net gain through June 30, 2015 was $0.

The following table provides selected financial data about our company for the three months ended June 30, 2015, and the year ended December 31, 2014, respectively

Balance Sheet Data:	06/30/15	12/31/14

Cash	$-	$-
Total assets	$3,083,815	$3,083,815
Total liabilities	$2,117,531	$2,117,531
Stockholders' deficit	$966,286	$966,286

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

Our cash balance at June 30, 2015, was $0.

Cash provided by financing activities for the period through June 30, 2015, was $0.   Since inception (January 24, 2011) to June 30, 2015, the Company has issued 25,000,000 common shares for $10,000 in cash, and 11,750,000 common shares for $47,000 in cash, for total cash proceeds of $57,000, being $36,750 for par value shares and $20,250 for capital in excess of par value.  There were 25,409,600 common shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.

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

Item 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                   MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.                   OTHER INFORMATION

Following the end of the quarter June 30, 2013, effective July 24, 2013, the Company entered into Amendment No. 3 to the Secured Promissory Note with CI Holdings, Inc. (the "Holder") which (1) reduces the principal amount of the Note to $1,272,500; (2) waives interest under the Note if all payments are paid within 10 days of their due date; (3) provides, in exchange for the reduction of the principal amount of the Note, an agreement for the issuance to Holder of 700,000 shares (the "Stock") of the Company's unregistered common stock (representing approximately 2.9% of the outstanding common stock of the Company) in a transaction exempt under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended; (4) modifies the payment schedule as follows: $40,000 due upon the earlier of execution of Amendment No. 3 or July 30, 2013; $50,000 due on August 26, 2013 and $40,000 due on the 26th day of each consecutive month thereafter until January 25, 2016; (5) provides for late payment penalties of $1,000 per day up to a maximum of $10,000; and (6) in the event of payments more than 30 days past due, provides for a return of the Stock to the Company (or reduction of unpaid principal to the extent of net proceeds from sale of the Stock), reversion of principal amount of the Note as calculated pursuant to Amendment No. 2 and reinstates the accrual of interest as provided by Amendment No. 2. Amendment No. 3 was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 1, 2013.

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: August 15, 2015	/s/ Zhang Yue
Zhang Yue
President and Chief Executive Officer and Principal Financial Officer