Form 10-K/A
period 2014-12-31
EXPERIENCE ART & DESIGN, INC.
filed 2016-01-06
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K /A

Amendment no. 1

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes  ☑   No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  25,409,600 as of December 31, 2014.

PART I

This Annual Report on Form 10-K for fiscal year ended December 31, 2014 is being amended to include disclosure regarding issuance of a convertible note and a consulting agreement.

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

In connection with our growth strategies, we will likely experience increased capital needs and we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including:

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

During recent periods, we have seen increases in the costs relating to certain elements of our production activities. Most of these costs are treated as a “pass-through” to our customers on each project, but we may incur some risk from time to time. These include increases in:

·            the price of raw materials and transportation costs and

·            the amount we must pay in order to attract and retain talented, qualified and experienced artists and artisans to produce artwork for sale.

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

Material Commitments

On June 18, 2015, we issued a convertible promissory note to a debt holder in the principal amount of $40,000.  Under the terms and provisions of the convertible promissory note, the debt holder may elect to convert all or a portion thereof into shares of our common stock not to exceed 4.9% per issuance, at a per share price of $0.001.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 8.

Financial Statements and Supplementary Data

EXPERIENCE ART AND DESIGN, INC.

INDEX TO FINANCIAL STATEMENTS

For the Year ended December 31, 2013

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets

Current Assets
Cash and Cash Equivalents	$ -	$ 58,434
Accounts Receivable, net of Allowance for Doubtful Accounts	111,151	163,151
Inventories	1,281,762	1,281,762
Other Current Assets	78,256	78,256
Total Current Assets	1,371,169	1,581,603

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,445,519
Intangibles, net of Accumulated Amortization	258,292	258,292
Other Non-Current Assets	8,835	8,835
Total Long-Term Assets	1,712,646	1,712,646
Total Assets	$ 3,083,815	$ 3,294,249

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$ 264,456	$ 264,456
Accounts Payable and Accrued Liabilities	467,733	578,167
Due to Related Party	38,430	38,430
Stock Payable	25,000	25,000
Tax Payable	135,385	135,385
Long-Term Debt - Current Portion	480,000	480,000
Total Current Liabilities	1,411,004	1,521,438

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	652,500
Other Liabilities	54,025	54,025
Total Long-Term Liabilities	706,525	706,525
Total Liabilities	2,117,531	2,227,963

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	25,226
Additional Paid-in Capital	4,008,027	4,008,027
Accumulated Deficit	(2,890,613)	(2,987,613)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	966,286	1,066,286
Total Liabilities and Shareholders' Equity	$ 3,083,815	$ 3,294,249

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Year Ended December 31,
	2014	2013

Revenue	$ 52,000	$ 748,031

Operating Costs:
Cost of Goods Sold	-	261,508
General and Administrative Expenses	-	-
Expenses	-	1,281,504
Total Operating Costs	-	1,543,012

Net Operating Gain (Loss)	52,000	(794,531)

Other Income (Expense)
Other Income	-	-
Interest Expense	-	-
Loss on Settlement of Note Payable	-	(757,500)
Total Other Income (Expense)	-	(821,345)

Net Loss Before Income Taxes	-	(1,615,876)
Provision for Income Taxes	-	56,943
Net Gain (Loss)	52,000	(1,558,933)

Other Comprehensive Loss
Foreign currency translation adjustment	-	(50,525)
Total Comprehensive Gain (Loss)	$ 52,000	$ 1,508,408

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.09)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	25,409,600

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2013	-	$ -	25,409,600	$ 25,409	$ 4,008,027	$ (2,987,613)	$ 20,646	$ 1,521,730

Net gain (loss)	-	-	-	-	-	52,000	-	52,000

Balance at December 31, 2014	-	$ -	25,409,600	$ 25,409	$ 4,008,027	$ (2,890,613)	$ -	$ 1,573,730

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Operating Activities
Net Gain (Loss)	$ 52,000	$ (1,755,719)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	62,807
Loss on Settlement of Note Payable	-	757,500
Changes In Operating Assets and Liabilities:
Accounts Receivable	(52,000)	(156,032)
Inventories	-	(320,857)
Prepaid Expenses and Other Assets	-	(64,250)
Accounts Payable and Accrued Liabilities	-	37,469
Advance from Customers	-	-
Tax Payable	-	56,943
Other Liabilities	-	15,667
Net Cash Used in Operating Activities	-	(1,366,472)

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	-	(6,127)
Net Cash Used in Investing Activities	-	(6,127)

Financing Activities
Proceeds from Issuance of Common Shares	-	1,369,500
Proceeds from Short-Term Borrowings	-	401,594
Proceeds from Borrowings on Debt-Related Parties	-	229,535
Payments on Short-Term Borrowings-Related Parties	-	(475,790)
Principal Payments on Long-Term Debt	-	(135,000)
Net Cash Provided by Financing Activities	-	1,389,839

Net Effect of Exchange Rate Changes	-	(2,223)

Net increase (decrease) in cash and cash equivalents	(58,434)	(5,596)
Cash at the beginning of the period	58,434	64,030
Cash at the end of the period	$ -	$ 58,434

Supplemental cash flow data
Cash paid during the period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -
Noncash investing and financing activities:
Related party forgiveness of debt	$ -	$ 473,665
Common shares issued to settle related party debt	$ -	$ 2,030,000
Note issued to purchase assets from related party	$-	459,983

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

Note 4 - Inventories

Inventories consisted of the following:

December 31, 2014
Raw materials and consumables	$ 8,906
Semi-finished goods	65,569
Finished products	1,207,287
Total	$ 1,281,762

Note 5 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

December 31, 2014
Plant and machinery	$ 85,543
Furniture and fixtures	5,980
Specific equipment and collection of moulds	1,595,360
Property, plant and equipment, at cost	1,686,883
Accumulated depreciation	(241,364)
Total, net	$ 1,445,519

Note 6 - Intangibles

Intangibles consisted of the following:

December 31, 2014
Trade mark	$ 250,000
Others	9,329
Intangibles, at cost	259,329
Accumulated amortization	(1,037)
Total, net	$ 258,292

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

On December 14, 2014, the Company engaged Zhang Yue as an advisor to identify and provide the Company with various business opportunities, expansion potential and reports to develop the Company’s business and seek out additional business and expansion opportunities in Asia and North America.  The total cost of for Mr. Yue's services will be $210,000, which includes $60,000 for services as a Director starting in June of 2015.

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

On December 14, 2014, we engaged Mr. Zhang Yue as a consultant/advisor to identify and provide us with various business opportunities, expansion potential and reports to develop our business and seek out additional business and expansion opportunities in Asia and North America.  The total annual fee for Mr. Yue's services will be $210,000, which includes $60,000 for services as a Director starting in June of 2015.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

14.1		Code of Ethics (3)

31.1 and 32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Dated: December 16, 2015	/s/ Zhang Yue
Zhang Yue
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 16, 2015	/s/ Zhang Yue
Zhang Yue
President, Secretary, Chief Executive Officer, and Director
(Principal Executive Officer, Principal Financial Officer)