Form 10-Q/A
period 2015-06-30
EXPERIENCE ART & DESIGN, INC.
filed 2016-01-06
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q /A

Amendment no. 1

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

This Quarterly Report on Form –Q for the quarterly period ended June 30, 2015 is being amended to include disclosure regarding the issuance of a convertible note and a debt settlement agreement.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements	3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Analysis About Market Risk	15

Item 4. Controls and Procedures	15

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
Assets

Current Assets
Cash and Cash Equivalents	$ -	$ -
Accounts Receivable, net of Allowance for Doubtful Accounts	111,151	111,151
Inventories	1,281,762	1,281,762
Other Current Assets	78,256	78,256
Total Current Assets	1,371,169	1,371,169

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	1,445,519	1,445,519
Intangibles, net of Accumulated Amortization	258,292	258,292
Other Non-Current Assets	8,835	8,835
Total Long-Term Assets	1,712,646	1,712,646
Total Assets	$ 3,083,815	$ 3,083,815

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$ 264,456	$ 264,456
Accounts Payable and Accrued Liabilities	467,733	467,733
Due to Related Party	38,430	38,430
Stock Payable	25,000	25,000
Tax Payable	135,385	135,385
Long-Term and Convertible Debt - Current Portion	480,000	480,000
Total Current Liabilities	1,411,004	1,411,004

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	652,500	652,500
Other Liabilities	54,025	54,025
Total Long-Term Liabilities	706,525	706,525
Total Liabilities	2,117,531	2,117,531

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
25,225,600 and 9,700,000 shares issued and outstanding, respectively	25,226	25,226
Additional Paid-in Capital	4,008,027	4,008,027
Accumulated Deficit	(2,890,613)	(2,890,613)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	966,286	966,286
Total Liabilities and Shareholders' Equity	$ 3,083,815	$ 3,083,815
	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$ -	$ 52,000	$ -	$ 52,000

Operating Costs:
Cost of Goods Sold	-	-	-	-
General and Administrative Expenses	-	-	-	-
Total Operating Costs	-	-	-	-

Net Operating Gain (Loss)	-	52,000	-	52,000

Other Income (Expense)
Other Income	-	-	-	-
Interest expense	-	-	-	-
Total Other Income (Expense)	-	-	-	-

Net Loss Before Income Taxes	-	-	-	-
Provision for Income Taxes	-	-	-	-
Net Gain (Loss)	-	52,000	-	52,000

Other Comprehensive Loss
Foreign currency translation adjustment	-	(18,403)	-	(29,525)
Total Comprehensive Gain (Loss)	$ -	$ 52,000	$ -	$ 52,000

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	25,409,600	25,409,600	25,409,600

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30,
	2015	2014

Operating Activities
Net Gain (Loss)	$ -	$ 52,000
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	(52,000)
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	-	-
Advance from Customers	-	-
Tax Payable	-	-
Other Liabilities	-	-
Net Cash Used in Operating Activities	-	-

Investing Activities
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Borrowings on Debt-Related Parties	-	-
Change in Accounts Payable and Accrued Liabilities - Related Party	-	-
Principal Payment on Long-term Debt	-	-
Net Cash Provided by Financing Activities	-	-

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	-	(5,603)
Cash at the beginning of the period	-	58,434
Cash and cash equivalents at the end of the period	$ -	$ 52,831

Supplemental cash flow data
Cash paid during the period for:
Interest	$ -	$ -

Income Taxes	$ -	$ -

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

On June 18, 2015, the Company executed a promissory note to a debtholder for $40,000.  Under the terms of the note, the debtholder may convert all or part of the note into common shares not to exceed 4.99% per issuance, at a rate of $0.001 per share.

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

As of June 18, 2015, the Company entered into a debt settlement agreement with our sole director, Zhang Yue who is also the Debtholder, whereby it agreed to allow the Debtholder to convert a total of $210,000 in debt into shares of the Company at the option of the Debtholder not to exceed 4.99% per issuance at a per share price of $0.001.

This Quarterly Report on Form –Q for the quarterly period ended June 30, 2015 is being amended to include disclosure regarding the issuance of a convertible note and a debt settlement agreement.

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

Balance Sheet Data:	06/30/15	12/31/14

Cash	$ -	$ -
Total assets	$ 3,083,815	$ 3,083,815
Total liabilities	$ 2,117,531	$ 2,117,531
Stockholders' deficit	$ 966,286	$ 966,286

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

Material Commitments

On June 18, 2015, we issued a promissory note to a debtholder in the principal amount of $40,000. Under the terms of the note, the debtholder has the right to convert all or a portion thereof into common shares at a rate of $0.001 per share.

On June 18, 2015, we entered into that certain debt settlement agreement with our sole officer and director, Mr. Yue (the “Debt Settlement Agreement”). The Debt Settlement Agreement reflects those amounts due and owing Mr. Yue as consultant and advisory fees. In accordance with the terms and provisions of the Debt Settlement Agreement, Mr. Yue has the right to convert the debt into shares of our restricted common stock at a per share price of $0.001.

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: December 16, 2015	/s/ Zhang Yue
Zhang Yue
President and Chief Executive Officer and Principal Financial Officer