Form 10-K
period 2015-12-31
EXPERIENCE ART & DESIGN, INC.
filed 2016-05-19
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

¨  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Experience Art And Design, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	0001514888	81-1082861
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

7260 W. Azure Drive, Suite 140-952, Las Vegas, NV 89130

 (Address of Principal Executive Office) (Zip Code)

702-347-8521

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:  None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ¨ Yes þ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ¨ Yes þ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   þ☑ Yes 0  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). .  þ☑ Yes 0  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ¨  Accelerated filer ¨  Non-accelerated filer ¨  Smaller reporting company ☑þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ¨   Yes ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  25,409,600 as of December 31, 2015

PART I

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

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Experience Art and Design, Inc.

Item 1.Business

Business Development

On December 15, 2015, the Company resolved to cancel its acquisition of Chiurazzi Srl.  In return for cancelling the acquisition, the Company canceled its assumption of the secured note payable to Chiurazzi International LLC for $2,540,000.  In exchange for this cancellation of the agreement, the Company resolved to allow CI Holdings Inc. to maintain its interest in the 9,700,000 common shares already issued to it.

Since December 16, 2015 the Company has been focused on two primary business models: the re-work of existing oil wells and dry cleaners, through two wholly owned subsidiary companies: TransAmerican Oil and Metropolitan Dry Cleaners respectively.

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

Business of Issuer

The Company focuses on two primary business models: the re-work of existing oil wells and dry cleaners, through two wholly owned subsidiary companies: TransAmerican Oil and Metropolitan Dry Cleaners respectively.

TransAmerican Oil

TransAmerican Oil is a U.S. Oil & Gas Company, pursuing either currently producing turnkey oil wells, or developing fresh oil wells on currently producing leases within the Continental United States. The properties in which TransAmerican Oil is pursuing interests, are in various stages of development, and the company seeks to acquire additional properties as geologic and economic potential permits.  The company is currently engaged in an LOI to acquire and develop a 300-well lease located in the State of Kansas.  TransAmerican is focused on the exploration, development and production (E&P) of properties geographically located in the Continental United States. The company's operational focus is the acquisition of in-production, or near-production, oil and natural gas field assets.  The company seeks to have an inventory of existing wells to rework, and a number of new drilling sites to maintain growth, while increasing reserves and cash flow. TransAmerican intends to return a portion of cash flow to shareholders in the form of dividends paid on a semi-annual basis as authorized by its Board of Directors.

The company follows sound conservative fiscal principals, and is focused on building shareholder value in the Energy Production sector.

Metropolitan Dry Cleaners

Metropolitan Dry Cleaners is a roll-up of existing enterprises with a multi-year history of revenues and profits in a variety of primarily East Coast States. These enterprises have been listed for sale by their owners and often come with existing staff and inventory. The company will provide dry cleaning, laundry, and garment alterations, as offered by the existing target businesses along with regular home pick-up and delivery services.  The company will have both production facilities and retail storefronts to complement its pick-up and delivery service. The company will need delivery vans, and customer service trained drivers, which should come with the acquisition of some businesses.  Metropolitan plans to also offer customers the opportunity to download an app to schedule service. These customers will recommend Metropolitan Dry Cleaners to their friends and coworkers. As more and more customers use this service, Metropolitan Dry Cleaners' image is enhanced and will gain greater market share within the existing enterprise zone.  An analysis conducted in 2011 concluded "how highly fragmented the industry is with 39,000 location generating $9.2 billion in Annual sales, while the top 4 companies only represent 2.5% of the overall sales."

The analysis showed that there is no national chain, and the closest companies to forming a national chain with 2.5% market share have almost no dominance within the market place. Metropolitan expects to be profitable immediately as it is purchasing existing cash flow. The Company has targeted a list of almost 100 dry cleaners with combined annual cash flow of $3.4M, and revenues of $10.5M.  The Company hopes to acquire existing dry cleaners using a combination of money-down, equity, and payments over time.  In areas where there is overlap of production facilities the company can expand by relocating those facilities, opening new storefronts, and advertising to prospective customers via direct mail and online mailers.

Number of Employees

As of December 31, 2015, we employed no full-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good.

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

Change of Control

On December 15, 2015 our sole officer and director Zhang Yue appointed Derrick Lefcoe a director and officer of the Company and resigned simultaneously.

Item 1A            Risk Factors

 Risks Related to Our Business and Our Industry

The Company’s limited operating history does not afford investors a sufficient history on which to base an investment decision.

The Company is a development stage entity with a history of operating losses, and we expect to continue to realize losses in the near future, so an investment is considered a high-risk investment whereby you could lose your entire investment. The Company currently has no operations that are producing revenue, and currently relies on investments by third parties to fund its business.  Even when the Company begins to generate revenues from operations, the Company may not become profitable or be able to sustain profitability.

We have not yet commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses. We cannot assure you that our business will prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

Our lack of any operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We do not have any material operating history, which makes it impossible to evaluate our business on the basis of historical operations.  Furthermore, the Company has abandoned its original business plan and is still in the process of selecting a new direction for the Company’s business. Therefore, our business carries both known and unknown risks. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended objectives and therefore we will need to obtain additional financing in order to continue our business. We currently do not have any operations and we have no income.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital in one or more negotiated private sale transactions. Any sale of share capital will result in dilution to existing shareholders.

Our future growth may require recruitment of qualified employees.

In the event of our future growth, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our sole officer. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

Risks Related to the Industry in Which We Compete

TransAmerican Oil

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations and financial condition. The amount of any royalty payment we receive, if any, from the production of oil and gas from our oil and gas interests will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

changes in global supply and demand for oil and natural gas by both refineries and end users;

the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

the price and volume of imports of foreign oil and natural gas;

political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

the level of global oil and gas exploration and production activity;

the level of global oil and gas inventories;

weather conditions;

technological advances affecting energy consumption;

domestic and foreign governmental regulations and taxes;

proximity and capacity of oil and gas pipelines and other transportation facilities;

the price and availability of competitors’ supplies of oil and gas in captive market areas;

the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

speculation in the price of commodities in the commodity futures market;

the availability of drilling rigs and completion equipment; and

the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. This near term volatility may affect future prices in 2017 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities, if at all. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.

Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our potential royalties. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on any potential revenue to us.

We will be dependent upon the third party operator of our oil and gas interests.

If and when our prospects proceed to drilling, third parties will act as the operators of our oil and gas wells, and control the drilling and operating activities to be conducted on our properties. Therefore, we may have limited control over certain decisions related to activities on our properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

We may not be able to develop oil and gas reserves on an economically viable basis.

To the extent that we succeed in discovering oil and/or natural gas reserves on our prospects, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. Our future reserves, if any, will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could adversely impact our operations.

Metropolitan Dry Cleaners

There can be no assurance that we will be able to generate or secure sufficient funding to support our growth strategy.

We intend to finance future acquisitions and new store openings with cash from operations, the issuance of capital stock, borrowings, and the net proceeds from the sale of debt and/or equity securities, including the sale of securities hereby. If we do not have sufficient cash from operations, funds available under credit facilities and/or the ability to raise cash through the sale of debt and/or equity securities, or cannot issue our capital stock on suitable terms, we will be unable to pursue our growth strategy, which could have a material adverse effect on our ability to increase revenue and net income (or reduce net loss, as applicable), and on our financial condition and ability to sustain our operations.

Our industry is highly competitive.

The dry cleaning industry is highly competitive. We believe there could be as many as 40,000 dry cleaning stores in the United States, and we face intense competition for customers and access to suitable store locations. We will compete with other dry cleaner operators in each of our projected markets. Some of our competitors could have greater financial and marketing resources, market share, and/or name recognition than us. In addition, our proposed business could be affected by fashion trends, the economy, and a reduction in our markets’ population growth and/or financial conditions and habits. There can be no assurance that we will be able to compete successfully with such entities in the future.

Pricing pressures from existing competitors and/or an influx of new competitors may have an adverse effect on our operating results.

The competition in our market from the incumbent providers of dry cleaning services, especially discount or single price per piece operators, may place downward pressure on prices for our services, which can adversely affect our operating results. In addition, we could face competition from other companies we have not yet identified or which may later enter into our existing operating regions. If we are not able to compete effectively with these industry participants, or if our potential customer base is diluted by an influx of new stores, our operating results would be adversely affected.

Many of our competitors and potential competitors could have superior resources, which could place us at a cost and price disadvantage. Thus, we may never realize revenues sufficient to sustain our operations, and we may fail in our business and cease operations.

Many of our competitors, including those with franchised operations, and potential competitors may have significant competitive advantages, including greater market presence; name recognition; superior financial, technological and personnel resources; superior services and marketing capabilities; and significantly larger customer bases. As a result, some of our competitors and potential competitors could raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the development, marketing, and sale of services than we can. Also, our competitors’ and potential competitors’ greater brand-name recognition may require us to price our services at lower levels in order to win business. Our competitors’ and potential competitors’ financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose.

Our ability to implement our growth strategy may be limited by our ability to consummate acquisitions, and there can be no assurance that future acquisitions will have a beneficial effect on our operating results.

Our growth strategy includes acquisitions. We will have limited knowledge about the specific operating history, trends, and customer patterns of the dry cleaning stores to be acquired in connection with future acquisitions. Management will also be relying upon certain representations, warranties, and indemnities made by the sellers with respect to the acquisitions, as well as our own due diligence investigation. There can be no assurance that such representations and warranties will be true and correct or that our due diligence will uncover all material adverse facts relating to the operations and financial condition of the store acquired. Any material misrepresentation could have a material adverse effect on our financial condition and results of operations. Consequently, there can be no assurance that we will make future acquisitions at favorable prices, that acquired stores will perform as well as they had performed historically, or that we will have sufficient information to accurately analyze the markets in which we elect to make acquisitions. Further, while the acquired operations are being integrated into our existing operations, and even thereafter, the acquired operations may not achieve levels of revenue or profitability comparable to our existing operations, or otherwise perform as expected, particularly in the fiscal quarters immediately following the consummation of such transactions.

Competition for acquisitions could adversely affect our ability to continue our growth.

If other companies seek to acquire the same dry cleaning operations that we seek to acquire, acquisition prices would likely increase, resulting in fewer acquisition opportunities, which could have a material adverse effect on our growth.

Our long-term success is also dependent on our ability to open new stores and is subject to many unpredictable factors.

One of the key means of achieving our organic growth strategy will be through opening new stores and operating those stores on a profitable basis. We intend to develop new stores in our existing markets, especially in geographic regions that can be serviced by our existing hubs or mini-hubs, expand our footprint into adjacent markets and selectively enter into new markets. However, there are numerous factors involved in identifying and securing appropriate sites, including, but not limited to, the identification and availability of suitable locations with the appropriate population demographics, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and store level sales. Further, competition for identified sites is intense, and other dry cleaning operators and retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. Our ability to open stores also depends on other factors, including, negotiating leases with acceptable terms, identifying, hiring and training qualified employees in each local market, and securing required governmental permits in a timely manner.

There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our organic growth plan. We may not be able to successfully develop critical market presence in new geographical markets, as we may be unable to find and secure attractive locations and attract new customers. If we are unable to fully implement our organic growth plans, our business, financial condition and results of operations could be materially adversely affected.

The success of our expansion strategy depends on the continued loyalty of the customers of the acquired stores.

The success of the dry cleaning stores to be acquired in any acquisition depends in large part on our ability to retain customers from the operations we acquire. To the extent that customers have developed loyalty to former owners/operators, such transitions could result in a loss of customers. A significant loss of customers would have a material adverse effect on our financial condition and results of operations.

No independent market studies have been made to confirm the continued demand for our dry cleaning services.

No independent market studies have been made that confirm the demand for our dry cleaning services. If there is not a sufficient market for our dry cleaning services, we may suffer or fail in our business and cease operations.

Changes in the cost of supplies, utilities and other operating costs beyond our control could adversely affect our results of operations.

We will purchase our supplies, including dry cleaning solvents, wire hangers and packaging materials from several large suppliers and the price for such supplies is subject to change.  Utility costs fluctuate during certain peak seasons, primarily during prolonged periods of cold and heat.  Because our model is based on providing competitively priced dry cleaning and laundry services, our ability to pass along commodity price increases to our customers is limited.  Significant increases in gasoline prices could also result in a decrease of customer traffic at our stores and increases in expenses attributed to our delivery routes, each of which could adversely affect our profit margins.

If we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.

Labor is a primary component in the cost of operating our stores. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our growth depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified management personnel, as well as a sufficient number of other qualified employees, including customer service and equipment maintenance personnel. Difficulty in recruiting employees or high employee turnover in existing stores could have a material adverse effect on our business, financial condition and results of operations.

In addition, some of our future employees will paid at rates related to the United States federal minimum wage, and increases in the minimum wage would increase our labor costs. Further, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition and results of operations.

Reliance on licensed third-party point-of-sale software and systems to manage customer orders and operate our back office management systems.  The failure of this software and systems could harm our business.

Our business model relies on point-of-sale software and systems licensed from third-parties to operate our point-of-sale transactions including issuing pick-up and delivery receipts and tracking dry cleaning and laundry inventory while being processed.  A substantial failure of software and other systems could restrict and limit our ability to track orders and fulfill orders in a timely manner.  This could reduce the attractiveness of our services and cause our patrons to visit other dry cleaners. In addition, reliance on this software to transmit data is required to coordinate payroll, track sales, generate operating reports to analyze store and regional performance and monitor loss prevention. Disruption in, changes to, or a failure of the software and systems could result in the loss of important data, and increase our expenses.

Our business could suffer if we lose key management or are unable to attract and retain the talent required for our business.

Our performance is significantly impacted by the efforts and abilities of our senior management team. We are highly dependent upon the members of our management team. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our business objectives. If we are unable to recruit and retain qualified management personnel in a timely manner our results of operations and financial condition could suffer.

If we are unable to attract and retain qualified personnel with dry cleaning service-related experience, our business could suffer.

Our current and future success depends in part on our ability to identify, attract, hire, assimilate, train, retain, and motivate professional, highly-skilled technical, managerial, sales, marketing, and customer service personnel with dry cleaning service-related experience. If we fail to attract and retain the necessary managerial, sales and marketing, technical, and customer service personnel, we may not develop a sufficient customer base to adequately develop our proposed operations and our business could suffer or fail.

Our business is seasonal and is also affected by severe weather.

Our business is seasonal.  Demand for our services, and therefore our sales, is lower during the summer months when customers tend to take more time off work and therefore require less occupation-related dry cleaning and laundry. Our business is also affected by weather, especially severe weather conditions such as hurricanes and tropical storms.

Changes in economic conditions and other unforeseen conditions could materially affect our ability to maintain or increase sales.

The dry cleaning industry depends, in large part, on consumer discretionary spending. The United States in general and the specific markets in which we operate, may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Sales in our stores could decline if consumers are unemployed reducing the demand for dry cleaning services, including uniforms, or choose to reduce the amount they spend on dry cleaning. Negative economic conditions and trends may cause consumers to make long-term changes to their discretionary spending behavior, including the continued adoption of “business-casual” and other workplace changes. In addition, given our geographic concentrations in specific regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, and natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. If sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential store closures could result from prolonged negative sales, which could materially adversely affect our business, financial condition and results of operations.

Compliance with environmental laws may negatively affect our business.

We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. Third parties may also make claims against owners or tenants of properties or businesses for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our stores. Environmental conditions relating to releases of hazardous substances at prior, existing or future store sites could materially adversely affect our business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition and results of operations.

We may pursue businesses in which we have limited or no experience, including tuxedo and eveningwear rental, and such businesses could fail to generate anticipated returns.

Several of our competitors incorporate additional businesses into their dry cleaning and laundry operations.  We may pursue similar businesses, and, in particular, are contemplating introducing tuxedo and eveningwear rentals into certain of our retail stores, even though we do not have experience operating such additional businesses.  If we are not able to successfully integrate these additional business opportunities or if the costs associated with such businesses opportunities are greater than we project, our operating results could be adversely affected.

Risks Relating to Our Common Stock

An active trading market for our common stock may not develop, and you may not be able to sell your common stock at or above the initial purchase price.

An active trading market for our common stock may never develop or be sustained. If an active trading market does not develop, you may have difficulty selling your common stock at an attractive price, or at all. Consequently, you may not be able to sell your common stock at any other price or at the time that you would like to sell. An inactive market may also impair our ability to raise capital by selling our securities, and it may impair our ability to attract and motivate our employees through equity incentive awards and our ability to acquire other companies by using our securities as consideration.

The market prices of our common stock fluctuates substantially.

The market prices of our common stock is subject to significant fluctuations. You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market prices of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this prospectus, are:

variations in our operating results;

sale of our common stock by our stockholders, executives, and directors;

volatility and limitations in trading volumes of our shares of common stock and debt securities;

our ability to obtain financings;

our cash position;

changes in general economic, political and market conditions in any of the regions in which we conduct our business;

changes in industry conditions or perceptions;

changes in valuations of similar companies or groups of companies;

departures and additions of key personnel;

disputes and litigation related to contractual obligations;

changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

other events or factors, many of which may be out of our control.

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

It may be difficult to design and implement effective internal control over financial reporting for the operations as we integrate the business we acquired as a result of the purchase, and businesses acquired in the future, if any. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

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

Item 1B.            Unresolved Staff Comments

Not applicable.

Item 2.Properties

The Company currently maintains a mailbox in Las Vegas NV, a more permanent location for its headquarters will be established in one of the facilities used by its subsidiaries.

Item 3.Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings, which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “EXAD”.   Our common stock commenced trading during September 2012 prior to this we had no market in our common stock.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2015, we had 90 shareholders of record of our common stock and 25,409,600 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined periodically by our board of directors.

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our last quarter of our year ended December 31, 2015.

Use of Proceeds

Not applicable.

Item 6.Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

Our activity for the year ended December 31, 2015 with the Chiurazzi transaction being cancelled by the former director at the same time as he resigned and elected our current sole officer and director to his positions.  The Company began at that moment engaging in the oil and dry cleaning industries, two sectors that are affected very differently by adverse local or global economic conditions.

The re-work of oil wells is a very cost effective way to enter the oil industry without heavy upfront drilling costs, by reworking oil wells a company can look to extract oil out of the ground at a rate of $9.00 to $15.00 per barrel.  TransAmerican is working on closing a deal that give it access to 300 wells each well has the ability to pump 10 barrels per day after $50,000 or less is spent per well bringing it back on line. The pending transaction had factored oil in at $30 per barrel allowing the company significant operating margins.

The dry cleaning market is over $9 billion in annual revenue and there is not one dominant player in the market, the top 10 companies combined earn about $100 million annually in a market with over 35,000 locations spread across the country.

Revenue

Total revenue increased from $748,031 for the year ended December 31, 2013, to $52,000 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015.

These variances were primarily due to the discontinued operations and the obstacles they had to overcome.  The Company is moving into two primary areas that are marginally impacted by negative economic conditions.   The acquisition of dry cleaners will bring instant revenue with each closing.  By operating two different subsidiaries each can function on its own independent of the others financial condition and both can contribute to the generating revenue.

Operating Costs

Costs of Goods Sold

Cost of goods sold decreased from $261,508 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015. The decrease of cost of goods sold is a result of discontinued operations of the foundry.

General and Administrative Expenses

General and administrative expenses decreased from $1,281,504 for the year ended December 31, 2013 to $52,000 for the year ended December 31, 2014 to $16,044 for the year ended December 31, 2015.

The decrease was attributable to the specific factors discussed below and included a significant amount of one-time charges related to our purchase transaction in becoming a public company, additional staffing and related compensation expense.   Approximately $75,000 of one-time costs associated with the purchase transaction are included in the costs incurred during the year ended December 31, 2013.

We believe that the costs for some or all of these items are likely to continue to increase in future periods and, therefore, could negatively impact our results of operations.

Operating Income (Loss)

Our operating loss represents an increase from an operating loss of $794,531 for the year ended December 31, 2013 compared to operating loss of $52,000 for the year ended December 31, 2014 to an operating loss of $16,044 for the year ended December 31, 2015.

The decrease in our operating loss is primarily attributable to the decrease in general and administrative expenses due to the discontinued operations of the foundry.

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

Net Income (Loss)

Net loss increased from a net loss of $1,558,933 for the year ended December 31, 2013 to net gain of $52,000 for the year ended December 31, 2014 to a net loss of $16,044 for the year ended December 31, 2015.

This loss in both periods was primarily due to discontinued operations.

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

At December 31, 2015, we carried $0 in cash and cash equivalents on the balance sheet.  Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 8.Financial Statements and Supplementary Data

EXPERIENCE ART AND DESIGN, INC.

INDEX TO FINANCIAL STATEMENTS

For the Year ended December 31, 2015

Page

Balance Sheets	F1

Statements of Operations	F2

Statement of Stockholders’ Equity (Deficit)	F3

Statements of Cash Flows	F4

Notes to the Financial Statements	F5

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	-	111,151
Inventories	-	1,281,762
Other Assets	55,000	78,256
Total Current Assets	-	1,371,169

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	-	1,445,519
Intangibles, net of Accumulated Amortization	-	258,292
Other Non-Current Assets	-	8,835
Total Long-Term Assets	-	1,712,646
Total Assets	$55,000	$3,083,815

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings - Related Party	$-	$264,456
Accounts Payable and Accrued Liabilities	16,044	467,733
Due to Related Party	55,000	38,430
Stock Payable	60,000	25,000
Tax Payable	-	135,385
Long-Term Debt - Current Portion	250,000	480,000
Total Current Liabilities	381,044	1,411,004

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	-	652,500
Other Liabilities	-	54,025
Total Long-Term Liabilities	-	706,525
Total Liabilities	381,044	2,117,531

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
25,409,600 issued	25,409	25,226
Additional Paid-in Capital	924,212	4,008,027
Accumulated Deficit	(1,296,311)	(2,890,613)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	(326,044)	966,286
Total Liabilities and Shareholders' Equity	$55,000	$3,083,815

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Period Ended
	December 31	December 31
	2015	2014

Revenues	$-	$52,000
Adjustment to reconcile previous reports	$40,000

Operating Costs:
Cost of Goods Sold	-	-
General and Administrative Expenses	56,044	-
Total Operating Costs	56,044	-

Net Operating Loss	(16,044)	52,000

Other Income (Expense)
Other Income	-	-
Interest Expense	-	-
Loss on Settlement of Note Payable	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes		-
Provision for Income Taxes	-	-
Net Gain (Loss)	(16,044)	52,000-

Other Comprehensive Loss
Foreign Currency Translation Adjustment	-	-
Total Comprehensive Loss	$(16,044)	$52,000

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	25,409,600	25,409,600

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)

Balance at December 31, 2014	-	$-	25,409,600	$25,409	$924,212	$(1,280,267)	$20,646

Net loss	-	-	-	-	-	(16,044)	-

Balance at December 31, 2015	-	$-	25,409,600	$25,403	$924,212	$(1,296,311)	$20,646

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
	2015	2014

Operating Activities
Net Gain (Loss)	$(16,044)	$52,000
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Loss on Settlement of Note Payable	-	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	(52,000)
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	40,000	-
Advance from Customers	-	-
Tax Payable	-	-
Other Liabilities	-	-
Net Cash Used in Operating Activities	40,000	-

Investing Activities	-
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Issuance of Common Shares	-	-
Proceeds from Short-Term Borrowings	-	-
Proceeds from Borrowings on Debt-Related Parties	40,000	-
Payments on Short-Term Borrowings-Related Parties	-	-
Principal Payments on Long-Term Debt	-	-
Net Cash Provided by Financing Activities	40,000	-

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	(40,000)	(58,434)
Cash at the beginning of the period	-	58,434
Cash at the end of the period	$-	$-

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$-
Common shares issued to settle related party debt	$-	$-
Note issued to purchase assets from related party	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1Description of Business

On December 15, 2015, the Company resolved to cancel its acquisition of Chiurazzi Srl.  In return for cancelling the acquisition, the Company canceled its assumption of the secured note payable to Chiurazzi International LLC for $2,540,000.  In exchange for this cancellation of the agreement, the Company resolved to allow CI Holdings Inc. to maintain its interest in the 9,700,000 common shares already issued to it.

Since December 16, 2015 the Company has been focused on two primary business models: the re-work of existing oil wells and dry cleaners, through two wholly owned subsidiary companies: TransAmerican Oil and Metropolitan Dry Cleaners respectively.

TransAmerican Oil

TransAmerican Oil is a U.S. Oil & Gas Company, pursuing either currently producing turnkey oil wells, or developing fresh oil wells on currently producing leases within the Continental United States. The properties in which TransAmerican Oil is pursuing interests, are in various stages of development, and the company seeks to acquire additional properties as geologic and economic potential permits.  The company is currently engaged in an LOI to acquire and develop a 300-well lease located in the State of Kansas.  TransAmerican is focused on the exploration, development and production (E&P) of properties geographically located in the Continental United States. The company's operational focus is the acquisition of in-production, or near-production, oil and natural gas field assets.  The company seeks to have an inventory of existing wells to rework, and a number of new drilling sites to maintain growth, while increasing reserves and cash flow. TransAmerican intends to return a portion of cash flow to shareholders in the form of dividends paid on a semi-annual basis as authorized by its Board of Directors.

The company follows sound conservative fiscal principals, and is focused on building shareholder value in the Energy Production sector.

Metropolitan Dry Cleaners

Metropolitan Dry Cleaners is a roll-up of existing enterprises with a multi-year history of revenues and profits in a variety of primarily East Coast States. These enterprises have been listed for sale by their owners and often come with existing staff and inventory. The company will provide dry cleaning, laundry, and garment alterations, as offered by the existing target businesses along with regular home pick-up and delivery services.  The company will have both production facilities and retail storefronts to complement its pick-up and delivery service. The company will need delivery vans, and customer service trained drivers, which should come with the acquisition of some businesses.  Metropolitan plans to also offer customers the opportunity to download an app to schedule service. These customers will recommend Metropolitan Dry Cleaners to their friends and coworkers. As more and more customers use this service, Metropolitan Dry Cleaners' image is enhanced and will gain greater market share within the existing enterprise zone.  An analysis conducted in 2011 concluded "how highly fragmented the industry is with 39,000 location generating $9.2 billion in Annual sales, while the top 4 companies only represent 2.5% of the overall sales."

The analysis showed that there is no national chain, and the closest companies to forming a national chain with 2.5% market share have almost no dominance within the market place. Metropolitan expects to be profitable immediately as it is purchasing existing cash flow. The Company has targeted a list of almost 100 dry cleaners with combined annual cash flow of $3.4M, and revenues of $10.5M.  The Company hopes to acquire existing dry cleaners using a combination of money-down, equity, and payments over time.  In areas where there is overlap of production facilities the company can expand by relocating those facilities, opening new storefronts, and advertising to prospective customers via direct mail and online mailers.

Note 2Basis of Presentation and Summary of Significant Accounting Policies

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

Cash and Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest and non-interest bearing balances due from banks both foreign and domestic with an original maturity of three months or less.  Amounts in depository accounts fluctuate on a daily basis due to activity and liquidity needs.  It is the Company’s policy not to deposit large sums of cash within foreign operational deposit accounts due to potential financial instability in the region and the Company funds operations on an as needed basis.  The Company maintains cash in bank deposit accounts domestically, which at times may exceed the federally insured limits throughout the course of operations.

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

Property, Plant and Equipment

The Company accounted for past property, plant and equipment at historical cost less accumulated depreciation.  Historical cost includes all expenditures that are directly attributable to the acquisition of fixed assets.  Subsequent costs are included in the asset's carrying amount and are recognized as a separate asset, as appropriate, only when there is the probability of future economic benefits.  All other repairs and maintenance are charged to the income statement during the financial period in which they are incurred.  Depreciation was calculated using the straight-line method to allocate their cost to their residual values over their estimated useful lives, as follows:

Plant and machinery10 to 20 years

Furniture and fixtures10 to 17 years

The assets' residual values and useful lives are reviewed, and adjusted as appropriate at least once a year.  An assets carrying amount is written down immediately to its recoverable amount if the assets carrying amount is greater than its estimated recoverable amount.  Gains and losses on disposals are determined by comparing proceeds with carrying amount.

Intangibles

Intangible assets consist primarily of tradenames, logos, LOI, and Business Development activities, which were acquired in the fourth quarter of 2015 from a related-party, Derrick Lefcoe.  Purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually.

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of December 31, 2015, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  There where $250,000 and $0 dilutive securities were outstanding as of December 31, 2015 and 2014.

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

Subsequent Events

The Company through its subsidiary Metropolitan Dry Cleaners has engaged in an LOI to acquire three dry cleaning locations in Florida. The three locations have revenue of over $400,000 currently.  A Purchase Agreement was executed, but the company is renegotiating that transaction. The Company hopes to close the transaction by this summer.

The Company through its subsidiary TransAmerican Oil has engaged in an LOI to acquire and develop a 300-well lease located in the State of Kansas.

In March of 2016, the Company elected two more Board members Lawrence Gorman and Manuel Losada.  Manuel Losada also assumed the role of President and Derrick Lefcoe remained as CEO and CFO.

On April 28, 2016 Baron Capital Enterprise, Inc., filed a 13D representing ownership of 36.1% of our Common stock.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Note 3Going Concern and Liquidity Considerations

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

Note 4Income Taxes

During 2015, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

Note 5Equity

None

Note 6Related party Transactions

The Company purchased with 55 million shares of its restricted Common stock from Derrick Lefcoe our sole officer and director

In return for various intangible assets that consist primarily of tradenames, logos, LOI, and Business Development activities for both Metropolitan Dry Cleaners and TransAmerican Oil.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A             Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 based on the COSO framework criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.Other Information

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Derrick Lefcoe	President, Secretary, Chief Executive Officer (CEO), and Director	43	December 16, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.  Derrick Lefcoe Biography. During the past ten years, Mr. Lefcoe has been involved in marketing communications. Since 2004 to current date, Mr. Lefcoe has been employed at IAI North America as a Marketing Communications Specialist pursuant to which his duties include, but are not limited to, the following: (i) working with various upper executive management in development and identification of business opportunities; (ii) preparing business intelligence material; (iii) maintaining corporate registration with the United States Government (SAM record); (iv) coordinating visits by foreign nationals to governmental installations and other secure commercial facilities; (v) coordinating trade shows and other similar events; and (vi) preparing public relations and other outreach material.

From approximately 2000 to 2004, Mr. Lefcoe was employed with Watergate Dental Associates. Mr. Lefcoe’s duties included, but were not limited to, the following: (i) development and marketing of corporate website; (ii) development of corporate marketing material; (iii) working with upper management to identifying expansion opportunities; (iv) inventory management; (v) interface with patients for billing and other issues; and (vi) managing front desk operations.

Mr. Lefcoe earned a Masters of Arts in International Relations at the University of Kent at Canterbury in 1997. Mr. Lefcoe also earned a Bachelor of Science in Computer Science from the London Guildhall University in 1995.

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

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

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

Board and Committee Meetings

Our board of directors currently consists of one member Derrick Lefcoe.  The Board held no formal meetings during the year ended December 31, 2015.  As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11.Executive Compensation

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhang Yue Chief Financial Officer, Secretary, Treasurer and Director	Dec 31, 2015	0	0	0	0	0	0	0	0
Derrick Lefcoe Chief Financial Officer, Secretary, Treasurer and Director	Dec 31, 2015	0	0	0	0	0	0	0	0

Mr. Yue was appointed Chief Financial Officer, Secretary, Treasurer and a Director of the Company on June 18, 2015.
Mr. Lefcoe was appointed Chief Financial Officer, Secretary, Treasurer and a Director of the Company on December 15, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended December 31, 2015.

Option Exercises and Stock Vested

During our year ended December 31, 2015 there were no options exercised by our named officer.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Troy Nikolai 417-16th Avenue West Vancouver BC V5Y 1Z2	1,750,000 common shares Direct ownership	7%
Arthur John Carter 73 Raymar Place Oakville, ON L6J 6M1	2,000,000 common shares Direct ownership	8%
CI Holdings Inc. 27929 SW 95th Ave Suite 601 Wilsonville OR, 97070	9,700,000 common shares Direct ownership	38%
Derrick Lefcoe 7260 W. Azure Drive, Suite 140-952 Las Vegas, NV 89130	0 common shares Direct ownership	0%
Directors and Executive Officers as a Group (1)	0 common shares	0%

(1)Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2015.  As of December 31, 2015 there were 25,409,600 shares of our company’s common stock issued and outstanding

Changes in Control

On December 15, 2015 our sole officer and director Zhang Yue appointed Derrick Lefcoe a director and officer of the Company and resigned simultaneously.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Our director is not an independent director as he also serves as our executive officer.

Item 14.Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed year ended December 31, 2015, and for the period from inception (January 24, 2011) to December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	From Inception (January 24, 2011) to December 31, 2015
Audit Fees (1)	$0	$64,100
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$0	$64,100

(1)Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)All other fees consist of fees billed for all other services.

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Dated: May 19, 2016	/s/Derrick Lefcoe

President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 19, 2016	/s/Derrick Lefcoe

President, Secretary, Chief Executive Officer, and Director
(Principal Executive Officer, Principal Financial Officer)