Form 10-Q
period 2016-03-31
EXPERIENCE ART & DESIGN, INC.
filed 2016-05-19
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

OR

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to

Commission file number: 000-1514888

EXPERIENCE ART AND DESIGN, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	81-1082861
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7260 W. Azure Drive, Suite 140-952, Las Vegas, NV	89130
(Address of principal executive offices)	(Zip Code)

702-347-8521

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑      No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock: 168,909,600 shares outstanding as of May 19, 2016.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements	3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Analysis About Market Risk	13

Item 4. Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information	14

Item 6. Exhibits	14

PART I - FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	-	-
Inventories	-	-
Other Current Assets	55,000	55,000
Total Current Assets	55,000	55,000

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	-	-
Intangibles, net of Accumulated Amortization	-	-
Other Non-Current Assets	-	-
Total Long-Term Assets	-	-
Total Assets	$55,000	$55,000

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings – Non Related Party	$7,170	$-
Accounts Payable and Accrued Liabilities	14,921	16,044
Due to Related Party	-	55,000
Stock Payable	60,000	60,000
Tax Payable	-	,
Long-Term Debt - Current Portion	228,250	250,000
Total Current Liabilities	310,341	381,044

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	-	-
Other Liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	310,341	381,044

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized,
168,909,600 issued	168,909	25,409
Additional Paid-in Capital	902,462	924,212
Accumulated Deficit	(1,347,358)	(1,296,311)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	(310,341)	(326,044)
Total Liabilities and Shareholders' Equity	$55,000	$55,000

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Period Ended
	March 31	December 31
	2016	20125

Revenues	$-	$-

Operating Costs:
Cost of Goods Sold	-	-
General and Administrative Expenses	51,047	16,044
Total Operating Costs	51,047	16,044

Net Operating Loss	(51,047)	(16,044)

Other Income (Expense)
Other Income	-	-
Interest Expense	-	-
Loss on Settlement of Note Payable	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes	(51,047)	(16,044)
Provision for Income Taxes	-	-
Net Loss	(51,047)	(16,044)

Other Comprehensive Loss
Foreign Currency Translation Adjustment
Total Comprehensive Loss	$(51,047)	$(16,04)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	168,909,600	25,409,600

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)

Balance at December 31, 2014	-	$-	25,409,600	$25,409	$924,212	$(1,280,267)	$20,646

Net loss	-	-	-	-	-	(16,044)	-

Balance at December 31, 2015	-	-	25,409,600	25,409	924,212	(1,296,311)	20,646

Shares issued for services	-	-	45,000,000	45,000	-	-	-

Shares issued for assets	-	-	55,000,000	55,000	-	-	-

Shares issued for debt cancelation	-	-	43,500,000	43,500	(21,750)	-	-

Net loss	-	-	-	-	-	(51,047)	-

Balance at March 31, 2016	-	$-	168,909,600	$168,909	$902,462	$(1,347,358)	$20,646

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Period Ended
	March 31	December 31
	2016	2015

Operating Activities
Net Gain (Loss)	$(51,047)	$(16,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Loss on Settlement of Note Payable	-	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	6,047	40,000
Advance from Customers	-	-
Tax Payable		-
Other Liabilities	45,000	-
Net Cash Used in Operating Activities	51,407	40,000

Investing Activities	-
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Issuance of Common Shares	-	-
Proceeds from Short-Term Borrowings	7,170	40,000
Proceeds from Borrowings on Debt-Related Parties		-
Payments on Short-Term Borrowings-Related Parties		-
Principal Payments on Long-Term Debt	-	-
Net Cash Provided by Financing Activities	7,170	40,000

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	(7,170)	(40,000)
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$-
Common shares issued to settle related party debt	$-	$-
Note issued to purchase assets from related party	$-	$-

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

The dry cleaning market is over $9 billion in annual revenue and there is not one dominant player in the market, the top 10 companies combined earn about $100 million annually in a market with over 35,000 locations spread across the country..

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of March 31, 2016, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period.  Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  There where $228,250 and $0 dilutive securities were outstanding as of March 31, 2016 and 2014.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements.  These grants are accounted for based on the grant date fair values.

Subsequent Events

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

Note 3Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended March 31, 2016, the Company has a loss from operations of $51,047 and had an accumulated deficit of $1,347,358.  The

Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4Intangibles

The $55,000 in Intangible (“Other assets”) consist primarily of tradenames, logos, LOI, and Business Development activities, which were acquired in the fourth quarter of 2015 from a related-party, Derrick Lefcoe.  Purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually.

Note 5Short-Term Borrowings- Related Party

The Company has received funding from our sole officer and director and a related-party, which has been used to fund the ongoing operations in the interim until permanent financing can be arranged.  As of March 31, 2016, the total amount borrowed was $7,170.00

Note 6Long-Term Debt

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

Note 7Income Taxes

During the first quarter of 2016, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

Note 8               Equity

On January 13, 2016 the Company issued our sole officer and director 45,000,000 shares of our restricted Common stock in exchange for his services until the next Annual meeting.

On January 13, 2016 the Company issued our sole officer and director 55,000,000 in exchange for certain assets acquired by the Company, which make up the new business direction of the Company.

During the first quarter ending March 31, 2016 the Company exchanged $21,750 for 43,500,000 shares of its Common stock.

Note 9              Related Party Transactions

The Company purchased with 55 million shares of its restricted Common stock from Derrick Lefcoe our sole officer and director

In return for various intangible assets that consist primarily of tradenames, logos, LOI, and Business Development activities for both Metropolitan Dry Cleaners and TransAmerican Oil.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Results of Operations

Overview

The first quarter began with the Chiurazzi transaction being cancelled in December by the former director at the same time as he resigned and elected our current sole officer and director to his positions.  The Company began at that moment engaging in the oil and dry cleaning industries, two sectors that are affected very differently by adverse local or global economic conditions.

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

We incurred operating expenses of $51,047 for the three months ended March 31, 2016.

Our net gain through March 31, 2016 was $0.

The following table provides selected financial data about our company for the three months ended March 31, 2016, and the year ended December 31, 2015, respectively

Balance Sheet Data:	03/31/16	12/31/15

Cash	$-	$-
Total assets	$55,000	$55,000
Total liabilities	$310,341	$381,044
Stockholders' deficit	$1,347,358	$1,296,311

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

Our cash balance at March 31, 2016, was $0.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

None

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase Transaction. As a result of the purchase transaction, we acquired our currently business strategies and supporting items in exchange for the issuance of 55,000,000 shares of our common stock to Derrick Lefcoe (“Seller”). The common stock issued to the Seller was not registered under the Securities Act but was issued in reliance upon the exemptions from the registration requirements of the Securities Act as set forth in Section 4(2) thereof. The Seller acquired the securities for investment purposes without a view to distribution. Furthermore, it had access to information concerning the Company and our business prospects, there was no general solicitation or advertising for the sale of the securities, and the securities are restricted pursuant to Rule 144.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.OTHER INFORMATION

None

Item 6.EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: May 19, 2016	/s/ Derrick Lefcoe
Derrick Lefcoe
President and Chief Executive Officer and Principal Financial Officer