Form 10-Q
period 2016-06-30
EXPERIENCE ART & DESIGN, INC.
filed 2016-08-22
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

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

Common Stock: 189,909,400 shares outstanding as of August 22, 2016.

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	-	-
Inventories	-	-
Other Current Assets	55,000	55,000
Total Current Assets	55,000	55,000

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	-	-
Intangibles, net of Accumulated Amortization	-	-
Other Non-Current Assets	-	-
Total Long-Term Assets	-	-
Total Assets	$55,000	$55,000

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings – Non Related Party	$8,370	$-
Accounts Payable and Accrued Liabilities	19,046	16,044
Due to Related Party	81	55,000
Stock Payable	60,000	60,000
Tax Payable	-	,
Long-Term Debt - Current Portion	197,250	250,000
Total Current Liabilities	284,747	381,044

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	-	-
Other Liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	284,747	381,044

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 200,000,000 shares authorized,
199,909,600 issued	199,909	25,409
Additional Paid-in Capital	881,462	924,212
Accumulated Deficit	(1,441,764)	(1,296,311)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	(339,474)	(326,044)
Total Liabilities and Shareholders' Equity	$55,000	$55,000

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Period Ended
	June 30	December 31
	2016	20125

Revenues	$-	$-

Operating Costs:
Cost of Goods Sold	-	-
General and Administrative Expenses	103,003	16,044
Total Operating Costs	103,003	16,044

Net Operating Loss	(103,003)	(16,044)

Other Income (Expense)
Other Income	-	-
Interest Expense	-	-
Loss on Settlement of Note Payable	(42,450)	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes	(145,453)	(16,044)
Provision for Income Taxes	-	-
Net Loss	(145,453)	(16,044)

Other Comprehensive Loss
Foreign Currency Translation Adjustment
Total Comprehensive Loss	$(145,453)	$(16,04)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	199,909,600	25,409,600

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)

Balance at December 31, 2014	-	$-	25,409,600	$25,409	$924,212	$(1,280,267)	$20,646

Net loss	-	-	-	-	-	(16,044)	-

Balance at December 31, 2015	-	-	25,409,600	25,409	924,212	(1,296,311)	20,646

Shares issued for services	-	-	45,000,000	45,000	-	-	-

Shares issued for assets	-	-	55,000,000	55,000	-	-	-

Shares issued for debt cancelation	-	-	43,500,000	43,500	(21,750)	-	-

Shares issued for
services			50,000,000	50,000

Shares issued for
debt cancelation			52,000,000	52,000	(21,000)

Shares Canceled			(55,000,000)	(55,000)

Shares exchanged
for Preferred			(16,000,000)	(16,000)

Net loss	-	-	-	-	-	(145,453)	-

Balance at June 30, 2016	-	$-	199,909,600	$199,909	$881,462	$(1,441,764)	$20,646

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Period Ended
	June 30	December 31
	2016	2015

Operating Activities
Net Gain (Loss)	$(145,453)	$(16,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Loss on Settlement of Note Payable	(42,750)	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	8,370	40,000
Advance from Customers	-	-
Tax Payable		-
Other Liabilities		-
Net Cash Used in Operating Activities	8,370	40,000

Investing Activities	-
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Issuance of Common Shares	-	-
Proceeds from Short-Term Borrowings	8,370	40,000
Proceeds from Borrowings on Debt-Related Parties		-
Payments on Short-Term Borrowings-Related Parties		-
Principal Payments on Long-Term Debt	-	-
Net Cash Provided by Financing Activities	8,370	40,000

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	(8,370)	(40,000)
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$-
Common shares issued to settle related party debt	$-	$-
Note issued to purchase assets from related party	$-	$-

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

The re-work of oil wells is a very cost effective way to enter the oil industry without heavy upfront drilling costs. By reworking oil wells a company can look to extract oil from existing wells at a rate of $9.00 to $15.00 per barrel.  TransAmerican Oil is working on closing a deal that gives it access to 300 wells. Each well has the ability to pump 10 barrels per day after $50,000 or less is spent per well bringing it back online. The pending transaction had factored oil in at $30 per barrel allowing the company significant operating margins.

The dry cleaning market is over $9 billion in annual revenue and there is not one dominant player in the market. The top 10 companies combined earn about $100 million annually in a market with over 35,000 locations spread across the country.

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

The analysis showed that there is no national chain with overall market dominance, and the closest companies to forming a national chain with 2.5% market share have almost no dominance within the market place.

Metropolitan expects to be profitable immediately as it is purchasing existing cash flow and companies with an established operating history. The Company has targeted a list of almost 100 dry cleaners with combined annual cash flow of $3.4M, and revenues of $10.5M.  The Company hopes to acquire existing dry cleaners using a combination of money-down, equity, and payments over time.  In areas where there is overlap of production facilities the company can expand by relocating those facilities and operating assets, opening new storefronts, and advertising to prospective customers via direct mail and online mailers.

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2016, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. There were $197,250 dilutive securities were outstanding as of June 30, 2016.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

On July 19, 2016 Derrick Lefcoe our sole officer and director converted 10,000,000 shares of the Company’s Common stock into 250,000 shares of the Company’s Preferred A series. The Preferred Series A has been approved by the Board, but has not been formally created by the Company yet.

On August 3, 2016 Experience Art & Design, Inc. executed an Asset Purchase Agreement (APA) with a Seller on the East Coast of Florida to acquire a green dry cleaning processing plant. The operation will be re-branded under Metropolitan Dry Cleaners. The processing plant currently averages 7,000 pieces per month with an average ticket price of $5.00 per piece, and has seen consistent increases in monthly revenues since August of 2014. Current operations include both drop-off and pick-up services of both Dry Cleaning and Laundry services, catering to a higher-end income demographic.

On August 8, 2016 Lawrence Gorman, a company director, converted 25,000,000 shares of the Company’s Common stock into 625,000 shares of the Company’s Preferred A series. The Preferred Series A has been approved by the Board, but has not been formally created by the Company yet.

On August 16, 2016 Experience Art & Design, Inc. executed a Stock Purchase Agreement (SPA) with a Seller to acquire a dry cleaning processing plant and two drop centers located near Fort Myers on the West Coast of Florida. The operation will be re-branded under Metropolitan Dry Cleaners. The combined entities currently generate over $400,000 and had generated over $1 million in previous years. This transaction had previously been announced in March 2016, and the executed SPA concluded the renegotiation.

On August 16, 2016 Experience Art & Design, Inc. announced it will be setting up a wholly owned subsidiary corporation under the name Metropolitan Dry Cleaners in the State of Florida, this will coincide with a name change and ticker change to become effective after Labor Day of 2016.

Lawrence Gorman has agreed to become the CEO of Metropolitan Dry Cleaners.

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

Note 3Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended June 30, 2016, the Company has a loss from operations of $145,453 and had an accumulated deficit of $1,441,764.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Note 5Short-Term Borrowings- Related Party

The Company has received funding from our sole officer and director and a related-party, which has been used to fund the ongoing operations in the interim until permanent financing can be arranged.  As of June 30, 2016, the total amount borrowed was $8,370.00

Note 6Long-Term Debt

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

On January 13, 2016 the Company issued our sole officer and director 55,000,000 shares in exchange for certain assets acquired by the Company, which make up the new business direction of the Company.

During the first quarter ending March 31, 2016 the Company exchanged $21,500 for 43,500,000 shares of its Common stock.

On May 30, 2016 the Company issued one of our Directors 50,000,000 shares of our restricted Common stock in exchange for his services until the next Annual meeting.

During the second Quarter the Company had 55,000,000 shares of its restricted Common Stock returned to it.

During the second Quarter one of our Directors of the exchanged 16,000,000 shares of the Company’s Common stock for 400,000 shares of Series A Preferred stock.  The Preferred Series A has been approved by the Board, but has not been formally created by the Company yet.

During the quarter ending June 30, 2016 the Company exchanged $31,000 for 52,000,000 shares of its Common stock.

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

Results of Operations

Overview

The first quarter of 2016 began with the Chiurazzi transaction being cancelled in December 2015 by the former director at the same time as he resigned and elected our current sole officer and director to his current positions.  The Company began at that moment engaging in the oil and dry cleaning industries, two sectors that are affected very differently by adverse local or global economic conditions.

The re-work of oil wells is a very cost effective way to enter the oil industry without heavy upfront drilling costs. By reworking oil wells a company can look to extract oil out of the ground at a rate of $9.00 to $15.00 per barrel.  TransAmerican is working on closing a deal that gives it access to 300 wells. Each well has the ability to pump 10 barrels per day after $50,000 or less is spent per well bringing it back on line. The pending transaction had factored oil in at $30 per barrel allowing the company significant operating margins.

The Company through its subsidiary TransAmerican Oil had engaged in an LOI to acquire and develop a 300-well lease located in the State of Kansas. The LOI was subsequently renegotiated in January 2016, however no further progress has been made on this transaction. The Company has deemed that with oil prices in their current range, and with the lack of progress following the amended LOI, that this transaction is no longer executable. The Company is exploring alternative strategies for this operation.

The dry cleaning market is over $9 billion in annual revenue and there is not one dominant player in the market. The top 10 companies combined earn about $100 million annually in a market with over 35,000 locations spread across the country.

The Company has made progress with its planned dry cleaning operations under the brand name Metropolitan Dry Cleaners.

Metropolitan has begun the process of finding a warehouse to act as its hub to service corporate-owned and existing drop-off locations.  Metropolitan plans to offer discounts to existing drop-off locations in exchange for a long-term service contract and a re-branding of the location under the Metropolitan name.

The Company informed shareholders that it had executed a Stock Purchase Agreement (SPA) with the Seller to acquire the Dry Cleaning Processing Plant and two drop centers located near Fort Myers on the West Coast of Florida. The three locations have revenues of over $400,000 currently. The operation will be re-branded under Metropolitan Dry Cleaners.

The Company has also executed an Asset Purchase Agreement (APA) with a Seller on the East Coast of Florida to acquire a green dry cleaning processing plant. The operation will be re-branded under Metropolitan Dry Cleaners. The processing plant currently averages 7,000 pieces per month with an average ticket price of $5.00 per piece, and has seen consistent increases in monthly revenues since August of 2014.

The Company is currently in ongoing discussions with additional dry cleaning companies on the U.S. East Coast seeking to be acquired using Preferred Stock as the primary acquisition mechanism, but these discussions have not yet progressed to a LOI.

We incurred operating expenses of $145,453 for the six months ended June 30, 2016.

Our net gain through June 30, 2016 was $0.

The following table provides selected financial data about our company for the six months ended June 30, 2016, and the year ended December 31, 2015, respectively

Balance Sheet Data:	06/30/16	12/31/15

Cash	$-	$-
Total assets	$55,000	$55,000
Total liabilities	$284,747	$381,044
Stockholders' deficit	$1,441,764	$1,296,311

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

Our cash balance at June 30, 2016, was $0.

Cash provided by financing activities for the period through June 30, 2016, was $0.   We do not have sufficient funds to implement our business plan and will seek alternative sources of funds and business opportunities.

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

The re-work of oil wells is a very cost effective way to enter the oil industry without heavy upfront drilling costs. By reworking oil wells a company can look to extract oil out of the ground at a rate of $9.00 to $15.00 per barrel.  TransAmerican is working on closing a deal that give it access to 300 wells. Each well has the ability to pump 10 barrels per day after $50,000 or less is spent per well bringing it back on line. The pending transaction had factored oil in at $30 per barrel allowing the company significant operating margins.

The Company through its subsidiary TransAmerican Oil had engaged in an LOI to acquire and develop a 300-well lease located in the State of Kansas. The LOI was subsequently renegotiated in January 2016, however no further progress has been made on this transaction. The Company has deemed that with oil prices in their current range, and with the lack of progress following the amended LOI, that this transaction is no longer executable. The Company is exploring alternative strategies for this operation.

The dry cleaning market is over $9 billion in annual revenue and there is not one dominant player in the market, the top 10 companies combined earn about $100 million annually in a market with over 35,000 locations spread across the country.

The Company through its subsidiary Metropolitan Dry Cleaners has engaged in an LOI to acquire three dry cleaning locations in Florida. The three locations have revenue of over $400,000 currently.  A Purchase Agreement was executed, but the parties subsequently began renegotiating that transaction. On August 16, 2016 the Company informed shareholders that it had executed a Stock Purchase Agreement (SPA) with the Seller to acquire the Dry Cleaning Processing Plant and two drop centers located near Fort Myers on the West Coast of Florida. The operation will be re-branded under Metropolitan Dry Cleaners.

In effort to expand the dry cleaning operation the Company executed an Asset Purchase Agreement (APA) with a Seller on the East Coast of Florida to acquire a green dry cleaning processing plant. The operation will be re-branded under Metropolitan Dry Cleaners. The processing plant currently averages 7,000 pieces per month with an average ticket price of $5.00 per piece, and has seen consistent increases in monthly revenues since August of 2014. Current operations include both drop-off and pick-up services of both Dry Cleaning and Laundry services, catering to a higher-end income demographic. The Company believes that by moving the plant out of the single location, the Company can establish multiple drop and pickup centers at a fraction of the cost of acquiring a drop center. These drop and pickup centers will be serviced by the existing processing plant. The Company also believes that by utilizing the existing plant and adding to its capacity, this will give the Company the ability to set up 15-20 drop centers over the next 24-months following the closing of the East Coast operation. The Company is currently in ongoing discussions with additional dry cleaning companies on the U.S. East Coast seeking to be acquired using Preferred Stock as the primary acquisition mechanism, but these discussions have not yet progressed to a LOI.

Metropolitan has begun the process of finding a warehouse to act as its hub to service corporate-owned and existing drop-off locations.  Metropolitan plans to offer discounts to existing drop-off locations in exchange for a long-term service contract and a re-branding of the location under the Metropolitan name.  The Company has determined that a focus on the acquisition of processing plants is a more sustainable development strategy than a focus on drop-centers. Drop centers can be established for relatively little capital and the set-up cost can be recouped by selling the drop centers on a franchise model at a later date, along with exclusive processing rights going to Company-owned processing plants.  The revised corporate strategy allows Metropolitan unlimited growth potential without the need for heavy capital outlays that would otherwise be required to purchase existing revenue.  Instead the Company can use capital to more heavily market its brand name through, wrapped vehicles, billboards, buses, online, direct marketing-to-consumer and drop centers, and loyalty programs.

The Company announced it will be setting up a wholly owned subsidiary corporation under the name Metropolitan Dry Cleaners in the State of Florida, this will coincide with a name change and ticker change to become effective after Labor Day of 2016.

The Company currently has 15 million Authorized shares of Blank Check Preferred stock.  The Board of Directors feels it is necessary to create two classes of Preferred stock Series A and Series B.  Each class shall consist of 5 million shares each.  The Series A shall be used for Officers and Directors only, this class of Preferred shall have both Conversion and Voting rights attached to it.  Each share of Series A Preferred shall have the Right to convert in Common stock at the rate of 1 share of Preferred converts into 40 shares of Common stock, each share of Series A Preferred shall have voting rights equal to 40 votes per share. The Series A Preferred Stock may be converted into Common Stock except to the extent that, at the time of conversion, there are a sufficient number of Authorized but unissued and unreserved shares of Common Stock available to permit conversion.  Series B shall be used solely for the purpose of acquiring assets, this class of Preferred stock shall not have voting rights or be convertible into Common stock.  The Series B Preferred shall have a redemption feature which will allow the Company to purchase back the shares of Preferred B at the agreed upon terms with each party.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Start-ups Act (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (“SEC’s”) reporting and disclosure rules.

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: August 22, 2016	/s/ Derrick Lefcoe
Derrick Lefcoe
President and Chief Executive Officer and Principal Financial Officer