Form 10-Q
period 2016-09-30
EXPERIENCE ART & DESIGN, INC.
filed 2016-12-07
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

Common Stock: 199,909,400 shares outstanding as of December 7, 2016.

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	-	-
Inventories	-	-
Other Current Assets	57,050	55,000
Total Current Assets	57,050	55,000

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	-	-
Intangibles, net of Accumulated Amortization	-	-
Other Non-Current Assets	-	-
Total Long-Term Assets	-	-
Total Assets	$57,050	$55,000

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings – Non Related Party	$11,550	$-
Accounts Payable and Accrued Liabilities	19,666	16,044
Due to Related Party	81	55,000
Stock Payable	60,000	60,000
Accrued Salary	175,000	,
Long-Term Debt - Current Portion	142,250	250,000
Total Current Liabilities	408,547	381,044

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	-	-
Other Liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	408,547	381,044

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, 4,050,000 issued and outstanding	4,050	-
Common Stock, par value $0.001, 200,000,000 shares authorized,
199,909,600 issued	199,909	25,409
Additional Paid-in Capital	924,212	924,212
Accumulated Deficit	(1,500,314)	(1,296,311)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	(351,497)	(326,044)
Total Liabilities and Shareholders' Equity	$57,050	$55,000

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Period Ended
	September 30	December 31
	2016	20125

Revenues	$-	$-

Operating Costs:
Cost of Goods Sold	-	-
General and Administrative Expenses	106,553	16,044
Total Operating Costs	106,553	16,044

Net Operating Loss	(106,553)	(16,044)

Other Income (Expense)
Other Income	-	-
Interest Expense	-	-
Loss on Settlement of Note Payable	(97,450)	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes	(204,003)	(16,044)
Provision for Income Taxes	-	-
Net Loss	(204,003)	(16,044)

Other Comprehensive Loss
Foreign Currency Translation Adjustment
Total Comprehensive Loss	$(204,003)	$(16,04)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	199,909,600	25,409,600

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)

Balance at December 31, 2014	-	$-	25,409,600	$25,409	$924,212	$(1,280,267)	$20,646

Net loss	-	-	-	-	-	(16,044)	-

Balance at December 31, 2015	-	-	25,409,600	25,409	924,212	(1,296,311)	20,646

Shares issued for services	-	-	45,000,000	45,000	-	-	-

Shares issued for assets	-	-	55,000,000	55,000	-	-	-

Shares issued for debt cancelation	-	-	43,500,000	43,500		-	-

Shares issued for
services			50,000,000	50,000

Shares issued for
debt cancelation			107,000,000	107,000

Shares Canceled			(55,000,000)	(55,000)

Shares exchanged
for Preferred	4,050,000	4,050	(81,000,000)	(81,000)

Net loss			-	-	-	(204,003)	-

Balance at September 30, 2016	4,050,000	$4,050	199,909,600	$199,909	$924,212	$(1,500,314)	$20,646

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Period Ended
	September 30	December 31
	2016	2015

Operating Activities
Net Gain (Loss)	$(204,003)	$(16,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Loss on Settlement of Note Payable	(97,450)	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	11,550	40,000
Advance from Customers	-	-
Tax Payable		-
Other Liabilities		-
Net Cash Used in Operating Activities	11,550	40,000

Investing Activities	-
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Issuance of Common Shares	-	-
Proceeds from Short-Term Borrowings	11,550	40,000
Proceeds from Borrowings on Debt-Related Parties		-
Payments on Short-Term Borrowings-Related Parties		-
Principal Payments on Long-Term Debt	-	-
Net Cash Provided by Financing Activities	11,550	40,000

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	(11,550)	(40,000)
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$-
Common shares issued to settle related party debt	$-	$-
Note issued to purchase assets from related party	$-	$-

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2016, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. There were $142,250 dilutive securities were outstanding as of September 30, 2016.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

None.

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

Note 3Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended September 30, 2016, the Company has a loss from operations of $204,003 and had an accumulated deficit of $1,500,314.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Note 5Short-Term Borrowings

The Company has received funding from our sole officer and director and a non-related 3rd party, which has been used to fund the ongoing operations in the interim until permanent financing can be arranged.  As of September 30, 2016, the total amount borrowed was $11,550.00

Note 6Long-Term Debt

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

During the quarter ending September 30, 2016 the Company exchanged $55,000 for 55,000,000 shares of its Common stock.

Note 9              Related Party Transactions

The Company purchased 55 million shares of its restricted Common stock from Derrick Lefcoe our sole officer and director

In return for various intangible assets that consist primarily of tradenames, logos, LOI, and Business Development activities for both Metropolitan Dry Cleaners and TransAmerican Oil.

Note 9              Related Party Transactions (continued)

During the first Nine months of 2016 the Company’s two Directors exchanged 81,000,000 shares of the Corporation restricted Common Stock for 4,050,000 shares of Series A Preferred stock.

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

The re-work of oil wells is a very cost effective way to enter the oil industry without heavy upfront drilling costs. By reworking oil wells a company can look to extract oil out of the ground at a rate of $9.00 to $15.00 per barrel.  The Company through its subsidiary TransAmerican Oil had engaged in an LOI to acquire and develop a 300-well lease located in the State of Kansas. The LOI was subsequently renegotiated in January 2016, however no further progress has been made on this transaction. The intellectual property for TransAmerican Oil was disposed of to an unrelated company with no cost basis.

The dry cleaning market is over $9 billion in annual revenue and there is not one dominant player in the market. The top 10 companies combined earn about $100 million annually in a market with over 35,000 locations spread across the country.

The Company has made significant progress with its planned dry cleaning operations under the brand name Metropolitan Dry Cleaners in the North Eastern United States. The decision, based on the size of the prospective operation, was to abandon the two smaller opportunities being explored in Florida, and devote all resources to this transaction.

EXAD established a new LLC, Metropolitan Dry Cleaners LLC. The LLC is designed to house any dry cleaning operations the company acquires or establishes. This continues to be the sole focus of Metropolitan Dry Cleaners LLC.

Metropolitan Dry Cleaners was approached by the prospective Seller in the North Eastern United States who was looking to effect an off-market transaction in August of 2016 to acquire a seven-unit environmentally friendly, perc free dry cleaning company that offers a multitude of additional services. Net cash flow from the operation in 2015 was over $250,000. The two companies have negotiated a transaction that would entail the Sellers remaining employed by the Company for a period of up to three years following the closing of the transaction.

A letter of Intent has been executed and the parties acknowledge a transaction of this size will take some to complete. Neither party is under any time constraint to complete the transaction, and both sides are looking to effect a smooth transfer of ownership with no disruption in daily operations.

The President of Metropolitan is in daily contact with the Sellers and has been working with them to upgrade their accounting software. The Seller uses a modern Point-of-Sale (“POS”) system, however their accounting software is out-of-date and cannot be easily transferred into a user friendly accounting software.  The two sides have been working together to setup new accounting protocols that will integrate the POS directly into the new accounting software, and finding a company that can transfer three (3) years’ worth of data to the new accounting software. Metropolitan has reviewed all the information delivered by the Seller, as has their audit review team. Both feel once the data transfer issue has been resolved the audit can begin immediately.

The Sellers of the seven-unit operation have agreed that should any real estate be sold in the future; Metropolitan will have the right of first refusal to acquire the asset.

The Sellers have operated the facility for over 25 years and know where the opportunities are for expansion of their existing operation.  Collectively upon closing the planned expansion will be accomplished through the expansion of pick-up and drop-off services within the geographic coverage area served by the existing seven units, as well as developing additional processing services that will be offered to the local community. The transaction allows Metropolitan the opportunity to digitally expand through the re-branding of an existing dry cleaning app used by the Company, as well as expanding physical operations in a new region of the United States.  The revised corporate strategy further allows Metropolitan to use capital to more heavily market its brand name through, wrapped vehicles, billboards, online, direct marketing-to-consumer and drop centers, and loyalty programs to build its revenue base.

We incurred operating expenses of $204,003 for the Nine months ended September 30, 2016.

Our net gain through September 30, 2016 was $0.

The following table provides selected financial data about our company for the Nine months ended September, 2016, and the year ended December 31, 2015, respectively

Balance Sheet Data:	09/30/16	12/31/15

Cash	$-	$-
Total assets	$57,050	$55,000
Total liabilities	$408,547	$381,044
Stockholders' deficit	$1,500,314	$1,296,311

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

Our cash balance at September 30, 2016, was $0.

Cash provided by financing activities for the period through September 30, 2016, was $11,550.   We do not have sufficient funds to implement our business plan and will seek alternative sources of funds and business opportunities.

Plan of Operation

Since December 16, 2015 the Company had been focused on two primary business models: the re-work of existing oil wells and dry cleaners, through two wholly owned subsidiary companies: TransAmerican Oil and Metropolitan Dry Cleaners respectively.

The Company began at that moment engaging in the oil and dry cleaning industries, two sectors that are affected very differently by adverse local or global economic conditions.  The Company has since abandoned the desire to enter into the Oil and Gas sector and has disposed of unused assets to a third party, so the company can concentrate on acquiring dry cleaners and other assets orientated operations to build shareholder value.

The dry cleaning market is over $9 billion in annual revenue and there is not one dominant player in the market, the top 10 companies combined earn about $100 million annually in a market with over 35,000 locations spread across the country.

On September 14, 2016 the Company informed shareholders that it had executed a Letter of Intent (LOI) with the Seller to acquire the seller of a seven-unit environmentally friendly green dry cleaner based in the North Eastern United States, and the parties have been working collaboratively to effect the transaction. The operation has revenue of over $800,000 currently and generated over $250,000 net income in 2015.  The operation will be re-branded under Metropolitan Dry Cleaners.

Once the acquisition is completed the revised corporate strategy allows Metropolitan to use capital to more heavily market its brand name through, wrapped vehicles, billboards, online, direct marketing-to-consumer and drop centers, and loyalty programs to build its revenue base.

EXAD has been in discussions with other companies in order to financially diversify its revenue base. The Company expects to make further announcements on this matter.

The Company currently has 15 million Authorized shares of Blank Check Preferred stock.  The Board of Directors felt it was necessary to create two classes of Preferred stock Series A and Series B.  Each class shall consist of 5 million shares each.  The Series A shall be used for Officers and Directors only, this class of Preferred shall have both Conversion and Voting rights attached to it.  Each class shall consist of 5 million shares each.  The Series A shall be used for Officers and Directors only, this class of Preferred shall have both Conversion and Voting rights attached to it.  Each share of Series A Preferred shall have the Right to convert in Common stock at the rate of 1 share of Preferred converts into 40 shares of Common stock, each share of Series A Preferred shall have voting rights equal to 40 votes per share. The Series A Preferred Stock may be converted into Common Stock except to the extent that, at the time of conversion, there are a sufficient number of Authorized but unissued and unreserved shares of Common Stock available to permit conversion.  Series B shall be used solely for the purpose of acquiring assets, this class of Preferred stock shall not have voting rights or be convertible into Common stock.  The Series B Preferred shall have a redemption feature which will allow the Company to purchase back the shares of Preferred B at the agreed upon terms with each party.

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

The following exhibits are included as part of this report:

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: December 7, 2016	/s/ Derrick Lefcoe
Derrick Lefcoe
President and Chief Executive Officer and Principal Financial Officer