Form 10-K
period 2016-12-31
EXPERIENCE ART & DESIGN, INC.
filed 2017-05-08
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-K

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2016

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

Common Stock: 239,909,600 shares outstanding as of May 5, 2017.

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	-	-
Inventories	-	-
Other Current Assets	77,050	55,000
Total Current Assets	77,050	55,000

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	-	-
Intangibles, net of Accumulated Amortization	-	-
Other Non-Current Assets	-	-
Total Long-Term Assets	-	-
Total Assets	$77,050	$55,000

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings – Non Related Party	$14,223	$-
Accounts Payable and Accrued Liabilities	19,666	16,044
Due to Related Party	1,081	55,000
Stock Payable	60,000	60,000
Accrued Salary	130,600	,
Long-Term Debt - Current Portion	113,250	250,000
Total Current Liabilities	338,820	381,044

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	-	-
Other Liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	338,820	381,044

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, 4,050,000 issued and outstanding	5,000	-
Common Stock, par value $0.001, 200,000,000 shares authorized,
194,909,600 issued	194,909	25,409
Additional Paid-in Capital	924,212	924,212
Accumulated Deficit	(1,406,537)	(1,296,311)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	(261,770)	(326,044)
Total Liabilities and Shareholders' Equity	$77,050	$55,000

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Period Ended
	December 31	December 31
	2016	2015

Revenues	$-	$-

Operating Costs:
Cost of Goods Sold	-	-
General and Administrative Expenses	110,226	16,044
Total Operating Costs	110,226	16,044

Net Operating Loss	(110,226)	(16,044)

Other Income (Expense)
Other Income	-	-
Interest Expense	-	-
Loss on Settlement of Note Payable	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes	(110,226)	(16,044)
Provision for Income Taxes	-	-
Net Loss	(110,226)	(16,044)

Other Comprehensive Loss
Foreign Currency Translation Adjustment
Total Comprehensive Loss	$(110,226)	$(16,04)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	194,909,600	25,409,600

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)

Balance at December 31, 2014	-	$-	25,409,600	$25,409	$924,212	$(1,280,267)	$20,646

Net loss	-	-	-	-	-	(16,044)	-

Balance at December 31, 2015	-	-	25,409,600	25,409	924,212	(1,296,311)	20,646

Shares issued for services	-	-	45,000,000	45,000	-	-	-

Shares issued for assets	-	-	55,000,000	55,000	-	-	-

Shares issued for debt cancelation	-	-	43,500,000	43,500		-	-

Shares issued for
services			50,000,000	50,000

Shares issued for
debt cancelation			131,000,000	131,000

Shares Canceled			(55,000,000)	(55,000)

Shares exchanged
for Preferred	5,000,000	5,000	(100,000,000)	(100,000)

Net loss			-	-	-	(110,226)	-

Balance at December 31, 2016	5,000,000	$5,000	194,909,600	$194,909	$924,212	$(1,406,537)	$20,646

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Period Ended
	December 31	December 31
	2016	2015

Operating Activities
Net Gain (Loss)	$(110,226)	$(16,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Loss on Settlement of Note Payable	-	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	19,666	40,000
Advance from Customers	-	-
Tax Payable		-
Other Liabilities		-
Net Cash Used in Operating Activities	15,304	40,000

Investing Activities	-
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Issuance of Common Shares	-	-
Proceeds from Short-Term Borrowings	15,304	40,000
Proceeds from Borrowings on Debt-Related Parties		-
Payments on Short-Term Borrowings-Related Parties		-
Principal Payments on Long-Term Debt	-	-
Net Cash Provided by Financing Activities	15,304	40,000

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	(15,304)	(40,000)
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$-
Common shares issued to settle related party debt	$-	$-
Note issued to purchase assets from related party	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

Since December 16, 2015 the Company has been focused on two primary business models: the re-work of existing oil wells and dry cleaners, through two wholly owned subsidiary companies: TransAmerican Oil and Metropolitan Dry Cleaners (Metro) respectively.  TransAmerican Oil never moved past its signed LOI, a transaction was never consummated, and the Company has shelved and plans to enter the Oil and Gas sector.

Metropolitan Dry Cleaners was going to be a roll-up of existing enterprises with a multi-year history of revenues and profits in a variety of primarily East Coast States. The Company would have provided dry cleaning, laundry, and garment alterations, as offered by the existing target businesses along with regular home pick-up and delivery services.  The Company was to have both production facilities and retail storefronts to complement its pick-up and delivery service.  The LOI entered into between Metro and a seven-unit operation located on the Cape in Massachusetts and announced on September 14, 2016 has not progressed.  Communication between Metro and the company ceased in early-2017 and the transaction does not appear as if it will close at this time.

The Company has been seeking a new company to merge into Metro in order to progress the business plan and allow the previously announced spin-off to take place.  There are still on going discussions to find an audited company, or one that can be audited, in the MJ sector to merge into Metro.  Once a new deal has been consummated a spin-off will take place and shareholders will receive shares in the newly merged company.

In an 8K filed on January 11, 2017 EXAD outlined its new business model post Metropolitan Dry Cleaners.  While waiting for the necessary documents need to facilitate the spin-off of Metro I have been pressing forward with the new business direction.  Moving forward the Company is seeking to invest in short-term bridge loans and private company acquisitions that will be built for future spinoffs.  The private market continues to presents tremendous opportunities to purchase existing operations along with revenue and net earnings that can be packaged into a clean shell and spun off with dividends given to shareholders of EXAD.  EXAD will also seek to purchase a company(s) in the financial services or insurance sector.  This acquisition is required to meet listing standards and to show an existing and prior revenue history for a future up-list of EXAD off the OTCQB.  Working with a shareholder friendly base EXAD and its shareholders can achieve great things together.

Note 2 Basis of Presentation and Summary of Significant Accounting Policies

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2016, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. There were $113,250 dilutive securities were outstanding as of December 31, 2016.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

On January 3, 2017 the Company filed an 8K stating an incoming subsidiary with a year-end mark-to-market valuation of $10 million was joining EXAD as a wholly owned subsidiary.  The 8K further discussed merger preparation and spin-off estimates for Metropolitan Dry Cleaners.

On January 9, 2017 the Company filed an 8K stating a change in control of the Company. Derrick Lefcoe had resigned as of January 6, 2017 and Matthew Dwyer had been appointed as a new director and CEO.  Mr. Dwyer received 2.5 million shares of Series A Convertible Preferred at the time of the filing.

On January 10, 2017 the Company filed an 8K pertaining to a Shareholder Letter from the new CEO laying out a direction and vision for the Company.  The letter explained the intent to follow the path of the previous CEO in spinning off Metro and issuing a dividend to the shareholders.

On January 11, 2017 the Company filed two 8K’s. One outlined a mobile operation for Metro that was going to be implemented.  The second 8K discussed the incoming subsidiary and how the new business model of EXAD will work.

On January 12, 2017 the Company filed an 8K declaring a dividend date and ratio for the spin-off of Metro.

On January 24, 2017 the Company filed an 8K announcing the spin-off of Metro was being delayed to allow EXAD to enter the DTC system, and that the ratio had been increased because of the delay.

On January 31, 2017 the Company filed an 8K announcing a new record date for the Metro spin-off and erroneously mis-stated the spin-off ratio.  The Company through Twitter acknowledged the mistake and at the same time informed shareholders the Company would honor its mistake.

On February 8, 2017 the Company filed an 8K stated a 17-day set back in the record date for the spin-off of Metro.  The 8K also alerted shareholders that the value of the incoming asset had dropped, that the valuation of the asset was subject to market fluctuations, and that the valuation was subject to a haircut from the auditors causing it to be booked at a lessor value.

On February 23, 2017 the Company filed an 8K alerting shareholders that the record date has been postponed until Metro could finish its Form 10 rather than continue to move the record date to the right.  The 8K also explained the Company had paid an attorney to help get EXAD into the DTC system and since the attorney had not followed through a refund was requested so the Company could work with Island Stock Transfer to complete entry into the DTC system.  The 8K further explained that EXAD was seeking a company in the marijuana sector to merge into EXAD after the Metro spin-off. Further the 8K outlined that the Company had discussions with revenue producing entities that work with CBD.

On May 1, 2017 the Company filed an Amendment with the State of Nevada to increase its Authorize shares of Common stock in anticipation of a pending acquisition.

On May 4, 2017 the Company’s former officer wrote-off all accrued salary through the period ending January 6, 2017, the date of his resignation. This write-off is in addition to the 8K on December 12, 2016 where the former officers wrote-off all accrued salary for 2016 and gives shareholders certainty of no salary liability from the former officer.

On May 5, 2017 the Company filed an 8K stating the Metro transaction has been canceled and Mr. Gorman has decided to resign from the Company. Mr. Dwyer is currently the sole officer and director of the Company and controls all 5 million shares of Convertible Preferred stock.

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

Note 3 Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended December 31, 2016, the Company has a loss from operations of $110,226 and had an accumulated deficit of $1,406,537.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 Intangibles

The $77,050 in Intangible (“Other assets”) consist primarily of tradenames, logos, LOI, and Business Development activities, which were acquired in the fourth quarter of 2015 from a related-party, Derrick Lefcoe.  The Company acquired a shell with a market value of $20,000 during the fourth quarter.

Note 5 Short-Term Borrowings

The Company has received funding from our sole officer and director and a non-related 3rd party, which has been used to fund the ongoing operations in the interim until permanent financing can be arranged.  As of December 31, 2016, the total amount borrowed was $15,304.00

Note 6 Long-Term Debt

None

Note 7 Income Taxes

During the fiscal year ending 2016, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

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

During the quarter ending December 31, 2016 the Company exchanged $29,000 for 29,000,000 shares of its Common stock.

Note 9              Related Party Transactions

The Company issued 55 million shares of its restricted Common stock from Derrick Lefcoe our sole officer and director In return for various intangible assets that consist primarily of tradenames, logos, LOI, and Business Development activities for both Metropolitan Dry Cleaners and TransAmerican Oil.

During the twelve months of 2016 the Company’s two Directors exchanged 100,000,000 shares of the Corporation restricted Common Stock for 5,000,000 shares of Series A Preferred stock.

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

The Company had made significant progress with its planned dry cleaning operations under the brand name Metropolitan Dry Cleaners in the North Eastern United States. The decision, based on the size of the prospective operation, was to abandon the two smaller opportunities being explored in Florida, and devote all resources to this transaction.

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

A letter of Intent has been executed and the parties acknowledge a transaction of this size will take some to complete. Neither party is under any time constraint to complete the transaction, and both sides are looking to effect a smooth transfer of ownership with no disruption in daily operations.  Communication between Metro and the company have ceased and the LOI has expired, there will not be a closing.

Lawrence Gorman has resigned from both the Company and Metro leaving Matthew Dwyer as the Sole Officer and Director of the Company.

EXAD has been in discussions with other companies in order to financially diversify its revenue base. The Company expects to make further announcements on this matter.

We incurred operating expenses of $110,226 for the twelve months ended December 31, 2016.

Our net gain through December 31, 2016 was $0.

The following table provides selected financial data about our company for the twelve months ended December 31, 2016, and the year ended December 31, 2015, respectively.

Balance Sheet Data:	12/31/16	12/31/15

Cash	$-	$-
Total assets	$77,050	$55,000
Total liabilities	$338,820	$381,044
Stockholders' deficit	$1,406,537	$1,296,311

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

Our cash balance at December 31, 2016, was $0.

Cash provided by financing activities for the period through December 31, 2016, was $15,304.   We do not have sufficient funds to implement our business plan and will seek alternative sources of funds and business opportunities.

Plan of Operation

Since December 16, 2015 the Company had been focused on two primary business models: the re-work of existing oil wells and dry cleaners, through two wholly owned subsidiary companies: TransAmerican Oil and Metropolitan Dry Cleaners respectively.

The Company began at that moment engaging in the oil and dry cleaning industries, two sectors that are affected very differently by adverse local or global economic conditions.  The Company has since abandoned the desire to enter into the Oil and Gas sector and has disposed of unused assets to a third party so the company can concentrate on acquiring dry cleaners and other assets orientated operations to build shareholder value.

The dry cleaning market is over $9 billion in annual revenue and there is not one dominant player in the market, the top 10 companies combined earn about $100 million annually in a market with over 35,000 locations spread across the country.

On September 14, 2016 the Company informed shareholders that it had executed a Letter of Intent (LOI) with the Seller to acquire the seller of a seven-unit environmentally friendly green dry cleaner based in the North Eastern United States, and the parties have been working collaboratively to effect the transaction. The operation has revenue of over $800,000 currently and generated over $250,000 net income in 2015.  The operation will be re-branded under Metropolitan Dry Cleaners. Communication with between Metro and the company have ceased and the LOI has expired, there will not be a closing.

Lawrence Gorman has resigned from both the Company and Metro leaving Matthew Dwyer as the Sole Officer and Director of the Company.

The Company has been pressing forward with the new business direction.  Seeking to invest in short-term bridge loans and private company acquisitions that will be built for future spinoffs.  The private market continues to presents tremendous opportunities to purchase existing operations along with revenue and net earnings that can be packaged into a clean shell and spun off with dividends given to shareholders of EXAD.

The Company currently has 15 million Authorized shares of Blank Check Preferred stock.  The Board of Directors felt it was necessary to create a Preferred stock Series A consisting of 5 million shares.  The Series A shall be used for Officers and Directors only, this class of Preferred shall have both Conversion and Voting rights attached to it.  Each share of Series A Preferred shall have the Right to convert in Common stock at the rate of 1 share of Preferred converts into 100 shares of Common stock, each share of Series A Preferred shall have voting rights equal to 100 votes per share. The Series A Preferred Stock may be converted into Common Stock except to the extent that, at the time of conversion, there are a sufficient number of Authorized but unissued and unreserved shares of Common Stock available to permit conversion.

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

Item 1. LEGAL PROCEEDINGS

None

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

None

Item 6. EXHIBITS

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: May 5, 2017	/s/ Matthew Dwyer
Matthew Dwyer
President and Chief Executive Officer and Principal Financial Officer