Form 10-Q
period 2017-03-31
EXPERIENCE ART & DESIGN, INC.
filed 2017-05-22
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended:  March 31, 2016

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

Common Stock: 249,909,600 shares outstanding as of May 22, 2017.

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	-	-
Inventories	-	-
Other Current Assets	77,050	77,050
Total Current Assets	77,050	77,050

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	-	-
Intangibles, net of Accumulated Amortization	-	-
Other Non-Current Assets	-	-
Total Long-Term Assets	-	-
Total Assets	$77,050	$77,050

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings – Non Related Party	$17,196	$14,223
Accounts Payable and Accrued Liabilities	21,235	19,666
Due to Related Party	1,081	1,081
Stock Payable	-	60,000
Accrued Salary	60,000	130,600
Long-Term Debt - Current Portion	68,250	113,250
Total Current Liabilities	167,762	338,820

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	-	-
Other Liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	167,762	338,820

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, 4,050,000 issued and outstanding	5,000	5,000
Common Stock, par value $0.001, 200,000,000 shares authorized,
239,909,600 issued	239,909	194,909
Additional Paid-in Capital	953,243	924,212
Accumulated Deficit	(1,309,510)	(1,406,537)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	(90,712)	(261,770)
Total Liabilities and Shareholders' Equity	$77,050	$77,050

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Period Ended
	March 31	December 31
	2017	2016

Revenues	$-	$-

Operating Costs:
Cost of Goods Sold	-	-
General and Administrative Expenses	62,973	110,226
Total Operating Costs	62,973	110,226

Net Operating Loss	(62,973)	(110,226)

Other Income (Expense)
Other Income	160,000	-
Interest Expense	-	-
Loss on Settlement of Note Payable	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes	97,027	(110,226)
Provision for Income Taxes	-	-
Net Income	97,027	(110,226)

Other Comprehensive Loss
Foreign Currency Translation Adjustment
Total Comprehensive Loss	$97,027	$(110,226)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	239,909,600	194,909,600

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)

Balance at December 31, 2015	-	-	25,409,600	25,409	924,212	(1,296,311)	20,646

Shares issued for services	-	-	45,000,000	45,000	-	-	-

Shares issued for assets	-	-	55,000,000	55,000	-	-	-

Shares issued for debt cancelation	-	-	43,500,000	43,500		-	-

Shares issued for
services			50,000,000	50,000

Shares issued for
debt cancelation			131,000,000	131,000

Shares Canceled			(55,000,000)	(55,000)

Shares exchanged
for Preferred	5,000,000	5,000	(100,000,000)	(100,000)

Shares issued for debt cancelation	-	-	45,000,000	45,000	29,031	-	-

Net Income (loss)			-	-	-	97,027	-

Balance at March 31, 2017	5,000,000	$5,000	239,909,600	$239,909	$953,243	$(1,309,510)	$20,646

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Period Ended
	March 31	December 31
	2017	2016

Operating Activities
Net Gain (Loss)	$97,027	$(16,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Loss on Settlement of Note Payable	-	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	21,235	40,000
Advance from Customers	-	-
Tax Payable		-
Other Liabilities		-
Net Cash Used in Operating Activities	2,973	40,000

Investing Activities	-
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Issuance of Common Shares	-	-
Proceeds from Short-Term Borrowings	2,973	40,000
Proceeds from Borrowings on Debt-Related Parties		-
Payments on Short-Term Borrowings-Related Parties		-
Principal Payments on Long-Term Debt	-	-
Net Cash Provided by Financing Activities	2,973	40,000

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	(2,973)	(40,000)
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$-
Common shares issued to settle related party debt	$-	$-
Note issued to purchase assets from related party	$-	$-

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2017, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. There were $68,250 dilutive securities were outstanding as of March 31, 2017.

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

On May 10, 2017 the Company filed an 8k updating shareholders on pending events regarding a pending transaction that would be completed as a triangular reverse merger and the status of entering the Company into the DTC system.

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

Note 3 Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended March 31, 2017, the Company has a gain from operations of $97,027 and had an accumulated deficit of $1,309,510  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 Intangibles

The $77,050 in Intangible (“Other assets”) consist primarily of tradenames, logos, LOI, and Business Development activities, which were acquired in the fourth quarter of 2015 from a related-party, Derrick Lefcoe.  The Company acquired a shell with a market value of $20,000 during the fourth quarter of 2016.

Note 5 Short-Term Borrowings

The Company has received funding from our sole officer and director and a non-related 3rd party, which has been used to fund the ongoing operations in the interim until permanent financing can be arranged.  As of March 31, 2017, the total amount borrowed was $17,196

Note 6 Long-Term Debt

None

Note 7 Income Taxes

During the quarter ending 2017, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

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

During the first quarter ending March 31, 2017 the Company exchanged $45,000 for 45,000,000 shares of its Common stock.

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

We incurred operating expenses of $62,973 for the three months ended March 31, 2017.

Our net gain through March 31, 2017 was $0.

The following table provides selected financial data about our company for the three months ended March 31, 2017, and the year ended December 31, 2016, respectively.

Balance Sheet Data:	03/31/17	12/31/16

Cash	$-	$-
Total assets	$77,050	$77,050
Total liabilities	$167,762	$338,820
Stockholders' deficit	$1,309,510	$1,406,537

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

Our cash balance at March 31, 2017, was $0.

Cash provided by financing activities for the period through March 31, 2017, was $17,196.   We do not have sufficient funds to implement our business plan and will seek alternative sources of funds and business opportunities.

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

EXPERIENCE ART AND DESIGN, INC.

(Registrant)

Date: May 22, 2017	/s/ Matthew Dwyer
Matthew Dwyer
President and Chief Executive Officer and Principal Financial Officer