Form 10-Q
period 2017-06-30
EXPERIENCE ART & DESIGN, INC.
filed 2017-08-21
CIK 1514888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2017

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

Common Stock: 339,909,600 shares outstanding as of August 21, 2017.

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

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable, net of Allowance for Doubtful Accounts	-	-
Inventories	-	-
Other Current Assets	77,050	77,050
Total Current Assets	77,050	77,050

Long-Term Assets
Property, Plant and Equipment, net of Accumulated Depreciation	-	-
Intangibles, net of Accumulated Amortization	-	-
Other Non-Current Assets	-	-
Total Long-Term Assets	-	-
Total Assets	$77,050	$77,050

Total Liabilities and Shareholders' Equity

Liabilities
Current Liabilities
Short-Term Borrowings – Non-Related Party	$17,196	$14,223
Accounts Payable and Accrued Liabilities	14,000	19,666
Due to Related Party	13,350	1,081
Stock Payable	-	60,000
Accrued Salary	40,000	130,600
Long-Term Debt - Current Portion	23,250	113,250
Total Current Liabilities	107,796	338,820

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	-	-
Other Liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	107,796	338,820

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value $0.001, 15,000,000 shares
authorized, 5,000,000 issued and outstanding	5,000	5,000
Common Stock, par value $0.001, 325,000,000 shares authorized,
284,909,600 issued	284,909	194,909
Additional Paid-in Capital	967,713	924,212
Accumulated Deficit	(1,309,014)	(1,406,537)
Accumulated Other Comprehensive Income (Loss)	20,646	20,646
Total Shareholders' Equity	(30,746)	(261,770)
Total Liabilities and Shareholders' Equity	$77,050	$77,050

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Period Ended
	June 30	December 31
	2017	2016

Revenues	$-	$-

Operating Costs:
Cost of Goods Sold	-	-
General and Administrative Expenses	79,504	110,226
Total Operating Costs	79,504	110,226

Net Operating Loss	(79,504)	(110,226)

Other Income (Expense)
Other Income	80,000	-
Interest Expense	-	-
Loss on Settlement of Note Payable	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes	496	(110,226)
Provision for Income Taxes	-	-
Net Income	496	(110,226)

Other Comprehensive Loss
Foreign Currency Translation Adjustment
Total Comprehensive (Loss)	$496	$(110,226)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	284,909,600	194,909,600

	See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)

Balance at December 31, 2015	-	-	25,409,600	25,409	924,212	(1,296,311)	20,646

Shares issued for services	-	-	45,000,000	45,000	-	-	-

Shares issued for assets	-	-	55,000,000	55,000	-	-	-

Shares issued for debt cancelation	-	-	43,500,000	43,500		-	-

Shares issued for
services			50,000,000	50,000

Shares issued for
debt cancelation			131,000,000	131,000

Shares Canceled			(55,000,000)	(55,000)

Shares exchanged
for Preferred	5,000,000	5,000	(100,000,000)	(100,000)

Shares issued for debt cancelation	-	-	90,000,000	90,000	43,501	-	-

Net Income (loss)			-	-	-	496	-

Balance at June 30, 2017	5,000,000	$5,000	284,909,600	$284,909	$967,713	$(1,309,014)	$20,646

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Period Ended
	June 30	December 31
	2017	2016

Operating Activities
Net Gain (Loss)	$496	$(16,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and Amortization	-	-
Loss on Settlement of Note Payable	-	-
Changes In Operating Assets and Liabilities:
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses and Other Assets	-	-
Accounts Payable and Accrued Liabilities	14,000	40,000
Advance from Customers	-	-
Tax Payable		-
Other Liabilities		-
Net Cash Used in Operating Activities	12,269	40,000

Investing Activities	-
Capital Expenditures for Property, Plant, and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from Issuance of Common Shares	-	-
Proceeds from Short-Term Borrowings	12,269	40,000
Proceeds from Borrowings on Debt-Related Parties		-
Payments on Short-Term Borrowings-Related Parties		-
Principal Payments on Long-Term Debt	-	-
Net Cash Provided by Financing Activities	12,269	40,000

Net Effect of Exchange Rate Changes	-	-

Net increase (decrease) in cash and cash equivalents	(12,269)	(40,000)
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental cash flow data
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Noncash investing and financing activities:
Related party forgiveness of debt	$-	$-
Common shares issued to settle related party debt	$-	$-
Note issued to purchase assets from related party	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

EXPERIENCE ART AND DESIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

Since December 16, 2015, the Company has been focused on two primary business models: the re-work of existing oil wells and dry cleaners, through two wholly owned subsidiary companies: TransAmerican Oil and Metropolitan Dry Cleaners (Metro) respectively.  TransAmerican Oil never moved past its signed LOI, a transaction was never consummated, and the Company has differed its plans to enter the Oil and Gas sector.

Metropolitan Dry Cleaners was going to be a roll-up of existing enterprises with a multi-year history of revenues and profits in a variety of primarily East Coast States. The Company would have provided dry cleaning, laundry, and garment alterations as offered by the existing target businesses along with regular home pick-up and delivery services.  The Company was to have both production facilities and retail storefronts to complement its pick-up and delivery service.  The LOI entered between Metro and a seven-unit operation located on the Cape in Massachusetts was terminated.

The Company is in the process of acquiring select operating assets of Bahamas Development Corporation OTCPink: “BDCI”.  These assets will be acquired in two separate transactions; the first will be a Triangular Reverse Merger to acquire Incite Performance Wear “IPW”.  IPW is a full package cut and sew with dye sublimation printing company that manufactures custom private-branded 100% moisture wicking polyester performance wear shirts with UPF 40 Sun Protection. The Company’s manufacturing process is very unique and distinct from other apparel companies as well as Made in the USA. What makes the company different from others is the way that it manufactures their performance shirts. Incite sources fabric in from its supplier mills, cuts it to size followed by dying the sublimate prints on individual pieces of material before the shirt is sewn together. This enables the company to deliver very high quality seamless, ‘Made in the USA’ performance shirts featuring competitive pricing. IPW manufactures private branded performance apparel for many industries that include: Fishing, Marine, Agricultural, Hospitality, Team Sports, Outdoor Activewear, Military and many Non-Profit Organizations and Charities. More information on the company’s products and services may be found at: www.IncitePerformanceWear.com.  EXAD plans to acquire the Native Outfitters brand as an asset sale in the near future.

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

A tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2017, the Company had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. There was $23,250 in dilutive securities that were outstanding as of June 30, 2017.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

On July 5, 2017, the Company filed an 8k announcing new management.  Eugene Caiazzo was elected to serve as the Company’s sole Officer and as a Director.  Gary Brown was elected to serve as a Director of the Company.  Both Mr. Caiazzo and Mr. Brown serve in the same positions in Bahamas Development Corporation.  Mr. Dwyer resigned from all positions and returned 5 million shares of Series A Preferred stock back to the Company, which all 5 million shares of Series A where issued to Mr. Caiazzo.

On July 10, 2017, the Company filed an 8k announcing it had entered into a Management Services Agreement with Bahamas Development Corporation to manage the day to day operations of Native Outfitters.

On August 8, 2017, the Company filed an 8k announce it had filed an Amendment with the State of Nevada to increase its Authorized shares by Fifty (50) million shares.  The Company went to state it believed no more then 25 million would be needed to clean up the balance sheet from the predecessor companies.

On August 15, 2017, the Company filed an 8k announcing it had secured a $200,000 non-dilutive bridge loan to close the acquisition of IPW by August 31, 2017.  This loan would be repaid from the financing agreement being acquired from Wells Fargo for the acquisition of IPW.

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

Note 3 Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the quarter ended June 30, 2017, the Company had a gain from operations of $496 and had an accumulated deficit of

$1,309,014.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Note 5 Short-Term Borrowings

The Company has received funding from our sole officer and director and a non-related 3rd party, which has been used to fund the ongoing operations in the interim until permanent financing can be arranged.  As of June 30, 2017, the total amount borrowed was $30,546

Note 6 Long-Term Debt

None

Note 7 Income Taxes

During the quarter ending 2017, The Company has been operating at a net operational loss the federal tax rates on income range 15% to 35% stagger at different income brackets.  Since the Company had a net operation loss, no tax provision for U.S. tax purposes was deemed necessary at this time.

Note 8               Equity

During the quarter ending June 30, 2017 the Company exchanged $45,000 for 45,000,000 shares of its Common stock.

Note 9              Related Party Transactions

The Company has entered into a series of Agreements to acquire assets from Bahamas Development Corporation.  Both of our Directors and our Sole Officer serve in the same capacity at Bahamas Development Corporation.

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

Metropolitan Dry Cleaners was approached by the prospective Seller in the North Eastern United States who was looking to effect an off-market transaction in August of 2016 to acquire a seven-unit environmentally friendly, perc free dry cleaning company that offers a multitude of additional services. Net cash flow from the operation in 2015 was over $250,000. The two companies have negotiated a transaction that would entail the Sellers remaining employed by the Company for a period of up to three years following the closing of the transaction.  A letter of Intent had been executed and the parties acknowledge a transaction of this size will take some to complete. Communication between Metro and the company have ceased and the LOI has expired, there will not be a closing.

Lawrence Gorman has resigned from both the Company and Metro leaving Matthew Dwyer as the Sole Officer and Director of the Company.

Mr. Dwyer had taken on the task of cleaning up the balance sheet and negotiating a merger with an operating revenue producing company.  In May, the Company retained the services of Island Stock Transfer to assist the Company in entering the DTCC system, the Company became DTC eligible on June 22, 2017 and began settling electronically.

While moving through the corporate cleanup process, the Company entered into discussion with Bahamas Development Corporation to acquire their operating assets in the Performance Wear sector.  The rise in athleisure has given apparel sales a significant boost in the last couple of years. In 2014, US consumers spent $323 billion on apparel, footwear and accessories, according to The NPD Group. This was a $2 billion increase from the prior year, and largely thanks to dramatic growth in sales of activewear. Morgan Stanley predicts that, by 2020, activewear will represent $83 billion in sales, “stealing market share from nonathletic apparel.” According to Stylus, “The athleisure phenomenon looks set to continue into 2016 and beyond, and is now on course to become one of the fastest-growing global apparel product categories in the second half of this decade.”

The Company is in the process of completing a Triangular Reverse Merger to acquire one of the companies from BDCI.  Once completed an asset purchase will be finalized for another company also operating the Performance Wear sector.  The combined companies currently generating approximately $2.7 million on an annualized basis, which 3 projections estimating revenues of $3.3 million.

The Company has and will continue to incur one time costs associated with the acquisitions.

The Company realized a gain of $80,000 from salary forgiveness for the quarter ending June 30, 2017.

The Company incurred operating expenses of $79,504 for the six months ended June 30, 2017.

Our net gain through June 30, 2017 was $0.

The following table provides selected financial data about our company for the six months ended June 30, 2017, and the year ended December 31, 2016, respectively.

Balance Sheet Data:	06/30/17	12/31/16

Cash	$-	$-
Total assets	$77,050	$77,050
Total liabilities	$107,796	$338,820
Stockholders' deficit	$1,309,014	$1,406,537

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

Our cash balance at June 30, 2017, was $0.

Cash provided by financing activities for the period through June 30, 2017, was $30,546.   We do not have sufficient funds to implement our business plan and will seek alternative sources of funds and business opportunities.

Plan of Operation

The Company is entering the Performance Wear sector via the acquisitions of two separate operating companies.  Upon the completion of these acquisitions, the Company will be seeking to expand product lines while crossing marketing merchandises between both company’s client lists.

The Performance Wear sector is anticipated to continue growing and out perform traditional leisure clothing past 2020.  Clothing items once reserved for the gym or yoga studio are now being worn out around town and to dinner.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. OTHER INFORMATION

None

Item 5. EXHIBITS

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

EXPERIENCE ART AND DESIGN, INC.
(Registrant)

Date: August 21, 2017	/s/ Eugene Caiazzo
Eugene Caiazzo
President, CEO and Principal Financial Officer